Form 10-K
period 2008-03-31
CHARLESTON BASICS INC
filed 2008-06-25
CIK 1376502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

 (Mark One)
 ☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 31, 2008

  or

 ☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-145211
Charleston Basics, Inc.

(Exact name of registrant as specified in its charter)

 Delaware  (State or Other Jurisdiction of Incorporation or Organization)
20-4748555 (IRS Employer Identification No.)

    1701 Avenue I, Brooklyn, NY  (Address of Principal Executive Offices)
11230 (Zip Code)

    (800) 975-8204  (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
        (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer,"
"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):
 Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

         As of June 25th, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20,860, computed on the basis of the price at which the common equity was last sold ($0.50 per share).
         As of June 25th, 2008, the registrant had 6,043,720 , shares of common stock outstanding.
         DOCUMENTS INCORPORATED BY REFERENCE: Prospectus filed pursuant to rule 424(B)(3), Registration # 333-145211on April 17th 2008.

  Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words "believe," "plan," "expect," "intend," "anticipate," "estimate," "may," "will," "should" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this
Form 10-K and other public statementswe make. Such factors are discussed in the "Risk Factors" section of this Annual Report on Form 10-K.

PART I

ITEM 1.   BUSINESS
We were incorporated under the laws of the State of Delaware on April 4, 2006.  We are an early stage company engaged in the sale of outdoor camping and survival products as identified below.
Target Markets and Marketing Strategy
Our operational activities since our incorporation on April 4, 2006 consist primarily of direct telephone sales of our products mainly to commercial resellers and governmental agencies involved in emergency management and public safety.  We mainly sell outdoor gear with a special emphasis on outdoor clothing and camping and survival goods. Our clothing line consists primarily of rugged outdoor wear used by military, security or EMT personnel. These items include shirts, pants, hats, coats, jackets, gloves and footwear.  Our camping and survival product lines include tents, sleeping bags, hammocks, blankets, cots, chairs, stools, ropes, duffle bags, hydropacks, knives, flashlights, canteens, and cookware.  More recently, we have been engaged in online sale of our products at our website www.procurementhub.com.
During the next 12 months, we will continue our marketing efforts toward executing our strategy of building a network of relationships with commercial resellers of outdoor and survival products, and governmental agencies. We also hope to target private institutional end-users, such as private security companies, oil drilling and mineral mining firms, which could use our clothing to outfit their employees and our tents and other gear for use in their temporary sleeping quarters and to satisfy their shelter requirements.
Our other marketing initiatives will include the following: placement of print advertisements in small business, entrepreneurial, and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our products at industry tradeshows; and entering into relationships with similar, web-based providers of outdoor gear. We believe that these marketing initiatives will optimize our access to governmental agencies and commercial resellers. We hope to execute our marketing strategy with the assistance of a marketing manager we intend to hire or by engaging an outside marketing firm.
In addition, with our website now operational we intend to hire an independent consultant to manage an internet specific marketing campaign. Such marketing would include "pay-per-click" keyword campaigns on major search engines such as Google and Yahoo and Search Engine Optimization ("SEO"). SEO is the process of improving the volume and quality of traffic to a web site from search engines via "natural" ("organic" or "algorithmic") search results for targeted keywords. Usually, the higher a site "ranks", the more searchers will visit that site. SEO means ensuring that web sites are accessible to search engines and are focused in ways that help improve the chances they will be found.
An organic search is a process by which internet users find web sites having unpaid search engine listings, as opposed to using the pay per click (PPC) advertisement listings displayed among the search results.
Our marketing initiatives will create brand awareness and should help drive traffic to our website. We estimate that the marketing expenses for the next 12 months will be approximately $160,000, which includes the salary of a marketing manager.

Growth Strategy

Our objective is to become a leading provider of outdoor and survival products. We believe there are significant opportunities to increase our revenues through the further implementation of our operating strategy and by growing our customer base, both organically and through strategic acquisitions.
Key elements of our growth strategy for the next 12 months will focus on the most efficient methods to acquire new customers and increase sales with existing customers. We intend to implement our growth strategy through the following methods:
o
selectively expand our merchandise categories and product line;

o
target new categories of customers such as private security firms, oil drilling and mineral mining companies;

o
tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers;

o
actively seek to evaluate opportunities to develop or acquire businesses within attractive outdoor and survival product categories or with a similar customer base;

o
attend tradeshows in order to create awareness of our company and products;

o
hire an independent web developer to enhance our website; and

o

enhance relationships with clients by providing high quality customer service which will include low prices, efficient and timely product fulfillment using state of the art automated supply management system, and providing excellent communication channels between our company and our customers.

Sourcing of Products
Our products are supplied to us by third party suppliers.  We depend primarily on two third-party suppliers, Global Imports and Rothco for the supply of our products. Global Imports accounted for more than 90% of our total purchases during the fiscal year ended March 31, 2007 and the fiscal year ended March 31, 2008. The loss of any of these suppliers, especially Global Imports, could affect our ability to sell our products at competitive prices, which would decrease our sales or earnings.
Generally, we do not expect to enter into long-term supply agreements with vendors so that we do not obligate ourselves to any one supplier. Rather, we anticipate continuing to order inventory from various suppliers via purchase orders. Notwithstanding the foregoing statement, we may enter into supply agreements if their terms are favorable to us.

Distribution and Fulfillment

We currently utilize the services of one fulfillment center, Fresh Warehousing & Fulfillment in Illinois with which we have a “pay as you go” arrangement.  We pay a set price of $3.50 per month per pallet space we use on a day to day basis. If we have no item in storage we pay nothing. Orders, whether placed by using our website or by telephone are sent by our company electronically to the fulfillment center. The item is then picked, packed and shipped directly to the customer. We are also charged a set price of $3.00 for each order that they process for us.  As our operation grows, we intend to utilize the services of other fulfillment centers throughout the United States to distribute our products. However, we do not intend to enter into any long-term warehouse agreements.

Competition
The outdoor and survival gear market is highly fragmented and competitive. We compete directly or indirectly with the following categories of companies:
•    other wholesalers such as Coleman, Rio, Stansport and The Sportsman’s Guide
•    other emergency survival resellers such as Fisher Safety, ProPac and EOD Technology.
Many of our competitors have a substantially greater market presence, name recognition and financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. As a result of this competition, we may need to spend significant sums on advertising and promotion. If these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our revenues could be reduced or our costs could be increased, resulting in reduced profitability.

Seasonality
We anticipate that sales of our outdoor products will be concentrated in the spring and summer months and that we will achieve higher sales volumes during such months.  Periods of inclement weather may have  negative impact on the market demand for our camping and outdoor products.  Conversely, periods of extreme weather may impact our disaster relief products positively.
Significant Customers
Two of our customers, Texas Procurement Commission and Out In Style, accounted for approximately 97% of our total sales during the fiscal year ended March 31, 2007. Total sales to Texas Procurement
Commission, a governmental end user, accounted for approximately 86% of our total sales, while Out In Style, a commercial reseller of outdoor products, accounted for approximately 11% of such sales during the fiscal year ended March 31, 2007.  During the fiscal year ended March 31, 2008, Ever Ready First Aid Company, a commercial reseller of emergency products, and Out In Style accounted for more than 77% of revenues.  Ever Ready First Aid Company accounted for 56% of our total sales, while Out In Style accounted for 21% of such sales.
Government Regulation
We are subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions.  We are subject to certain federal, state and local laws and regulations relating to the protection of the environment and human health and safety. We believe that we are in substantial compliance with the terms of environmental laws and that we have no liabilities under such laws that we expect to have a material adverse effect on our business, results of operations or financial condition.
Employees
We have 2 employees.

ITEM 1A.  RISK FACTORS
The Company's business is subject to numerous risk factors, including the following.
1.           Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.
We were incorporated on April 4, 2006. We have begun offering our products for sale on our website, www.procurementhub.com and by telephone. Since our inception, we have not entered into any contracts or significant relationship, other than an exclusive agreement with Buzz Off Insect Shield, LLC, a North Carolina limited liability company (“Buzz Off”), pursuant to which Buzz Off will treat select products of ours with insect repellant. Our limited operating history, based upon limited revenues and a lack of profitability makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history.
Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  f we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses.
2.           The revenue of our business model is unproven and our success is dependent on our ability to develop and then expand our customer base.
Our business model is to generate revenues from the sale of rugged outdoor apparel and camping and survival goods to small and medium size private businesses as well as to government agencies.
Our apparel line includes items such as shirts, pants, hats, coats, jackets, gloves and footwear, generally used by military, security or EMT workers. Our outdoor camping and survival products include items such as sleeping bags, hammocks, blankets, cots, chairs, stools, ropes, duffle bags, canteens and cookware.
Our business model is new, and our ability to generate revenue is unproven. During the fiscal year ended March 31, 2007 and the fiscal year ended March 31, 2008, a significant portion of our revenues was generated from our larger customers. Targeting governmental agencies is especially risky because such customers may be subject to budget cuts, budgetary constraints or a reduction or discontinuation of funding. Therefore, it is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations.  Our success is dependent on our ability to develop and then expand our customer base. We cannot guarantee that we will ever be successful in doing this in order to generate revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.
3.           We may require additional funding in the future and our operations could be curtailed if we are unable to obtain required additional funding when needed.
For the year ended March 31, 2007, we had gross revenues of $2,126,324, cost of sales of $1,220,632 and gross profits of $905,692.  For the year ended March 31, 2008, we had gross revenues of $578,167, cost of sales of $431,556 and gross profits of $146,611.  If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems and will not be able to fund our operating expenses over the next twelve months. We anticipate that we will require a minimum of $250,000 to fund our activities for the next twelve months. We hope that we may be able to increase sales and thereby increase our cash position. However, there is no assurance that we will be successful in this regard or that the increase in sales will raise cash positions to sufficient levels. We may therefore require additional funding to sustain operations through the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.
 4.           Two of our customers accounted for approximately 97% of total sales during the fiscal year ended March 31, 2007 and one of them accounted for 21% of our total sales during the fiscal year ended March 31, 2008.  Any negative change in our relationship with our major customers could have significant negative effects on revenues and profits.
Two of our customers, Texas Procurement Commission and Out In Style, accounted for approximately 97% of our total sales during the fiscal year ended March 31, 2007. Total sales to Texas Procurement
Commission, a governmental end user, accounted for approximately 86% of our total sales, while Out In Style, a commercial reseller of outdoor products, accounted for approximately 11% of such sales during the fiscal year ended March 31, 2007.  During the fiscal year ended March 31, 2008, Ever Ready First Aid Company, a commercial reseller of emergency products, and Out In Style accounted for more than 77% of revenues.  Ever Ready First Aid Company accounted for 56% of our total sales, while Out In Style accounted for 21% of such sales.
Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner could harm our relationships with our customers.  Furthermore, if our major customers experience planning or budgetary constraints, significant downturn in their businesses, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations, and financial condition.
5.          Our quarterly results are subject to significant fluctuations and any period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance.
Since the majority of the sales of our products are seasonal and coincide with the spring and summer outdoor camping season, we expect that our quarterly operating results will fluctuate significantly.
Also, some of our products are used by governmental and private agencies for disaster relief efforts. Natural or man-made disasters will therefore probably have a significant impact on our sales volume but are by definition highly unpredictable and inconsistent.  Therefore we believe that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance.
6.           We are dependent on two suppliers for the supply of our products, making us vulnerable to supply problems and price fluctuations, which could cause us to fail to meet the demands of our customers and could adversely affect our financial results to the extent we were unable to find replacement suppliers.
We depend on two major suppliers to supply us with the products that we resell by telephone and on our website. We primarily rely on Rothco, a wholesale distributor of outdoor apparel, camping and tactical gear and Global Imports, a company specializing in imports from China. We do not have any agreements with our suppliers. The loss of these suppliers could, in the short term, adversely affect our financial results until alternative supply arrangements are secured. In addition, there is no assurance that any new supply arrangements entered into by the Company will have terms as favorable as those contained in current supply arrangements.

7.           We may be unable to anticipate changes in consumer preferences for outdoor and camping goods, which may result in decreased demand for our products and may negatively affect our revenues and our operating results.
Our continued operation in the sales of outdoor camping and survival products is in large part dependent on our ability to anticipate selling products that appeal to the changing tastes, spending habits and preferences of customers. If we are not able to anticipate and identify new consumer trends and sell new products accordingly, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs relating to identifying new consumer trends and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand.  Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated.
8.           The loss of our Chief Executive Officer or our inability to recruit a suitable replacement may harm our business.
We are highly dependent on the Chief Executive Officer, Mr. Michael Lieber, to manage our overall operations and identify new products to expand our sales and enhance our existing product line. We do not maintain key man life insurance on any of our officers and directors. The loss of Mr. Lieber would have a material adverse effect on our business and operations. If we were to lose his services, or if he is not available to us when we need him, our ability to continue our business model would suffer and we may be forced to cease operations until such time as we could hire a suitable replacement.
9.           Our Chief Executive Officer owns a majority of the outstanding shares of our common stock and other stockholders may not be able to influence control of the company or decision making by management of the company.
Our Chief Executive Officer, Michael Lieber presently owns 99.3% of our outstanding common stock and our secretary, Andrea Bereck, currently owns less than 1% of our outstanding common stock.  As a result, our Chief Executive Officer has substantial control over all matters submitted to our stockholders for approval including the following matters: election of our board of directors; removal of any of our directors; amendment of our Certificate of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Other stockholders may find the corporate decisions influenced by our Chief Executive Officer are inconsistent with the interests of other stockholders.  In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such stockholders’ wishes.
10.           If we incur product liability, warranty and other claims against us, including wrongful death claims, our business, results of operations and financial condition may be harmed.
We may become subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death claims, related to personal injury and warranties. We do not maintain product liability insurance. If we do purchase product liability insurance in the future, we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims may

cause the premiums that we are required to pay for such insurance to raise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance.
11.           We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.
Our Certificate of Incorporation authorizes the issuance of 700,000,000 shares of common stock, par value $0.0001 per share, of which 6,043,720 shares are issued and outstanding. The future issuance of shares of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.
12.           Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.
The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
 
that a broker or dealer approve a person's account for transactions in penny stocks; and

 
the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

 
obtain financial information and investment experience objectives of the person; and

 

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
 
sets forth the basis on which the broker or dealer made the suitability determination; and

 
that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
13.           Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.
We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.
14.           We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.
Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The Company has no properties and at this time has no agreements to acquire any properties.  The Company’s office is located in the home of Michael Lieber, our Chief Executive Officer, Chief Financial
Officer, and Director.  Mr. Lieber provides such office to the Company on a month-to-month basis for $1,500 per month.

ITEM 3.  LEGAL PROCEEDINGS
There is no litigation pending or threatened by or against the Company.  The Company may become involved in legal proceedings in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s shareholders during the fiscal year ended March 31, 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Registration Statement, as filed with the SEC on Form S-1 on April 3rd, 2008, was declared effective by the SEC on April 16th, 2008. On May 8th 2008 FINRA cleared our securities for an unpriced quotation on the OTC Bulletin Board and Pink Sheets under the symbol CHBS. On May 23rd, 2008 FINRA cleared a request by our market maker to submit a quote of $0.35 bid,$0 .50 ask on the OTC
Bulletin Board and Pink Sheets. As of June 25th, 2008, there has been no active trading market established and thus no high and low sales prices to report.
HOLDERS
As of June 25th, 2008, we have 6,043,720 shares of $ 0.0001 par value common stock issued and outstanding held by 43 shareholders of record. The stock transfer agent for our securities is Island
Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701, telephone (727) 289-0010.
DIVIDEND POLICY
The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES
On April 4, 2006, we issued 6,000,000 shares of our common stock to Tradewise Associates LLC.  The sole member and manager of Tradewise Associates LLC is Michael Lieber, our Chief Executive Officer,
Chief Financial Officer, and a Director.  The purchase price paid for such shares was equal to their par value, $0.0001 per share, and amounted in the aggregate to $600.  The shares were issued under
Section 4(2) of the Securities Act of 1933, as amended.  Mr. Lieber was our founding officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On April 4, 2006, we issued 2,000 shares of our common stock to Andrea Bereck, our Secretary and a Director.  The purchase price paid for such shares was equal to their par value, $0.0001 per share, and amounted in the aggregate to $0.20.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Ms. Bereck was our founding officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.
From August 2006 through May 2007, we issued 41,720 shares of common stock to 41 investors in a private placement pursuant to the exemptions from registration under the Securities Act provided by
Regulation D of the Securities Act. The consideration paid for such shares was $0.50 per share, amounting in the aggregate to $20,860.  Each of the purchasers was an accredited investor, and the
Company conducted the private placement without any general solicitation or advertisement and a restriction on resale. Proceeds of the offering were utilized for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA
The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as
“may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the
Securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
We are an early stage company engaged in the direct sales of outdoor camping and survival products mainly to commercial resellers and governmental agencies involved in emergency management and public safety.  Typical items we sell include rugged outdoor wear, tents, sleeping bags, hammocks, blankets, cots, chairs, stools, ropes, duffle bags, hydropacks, knives, flashlights, canteens, and cookware.
Results of Operation

For the year ended March 31, 2008, we had gross revenues of $578,167. For the period April 4, 2006 (inception) through March 31, 2007 we had $2,126,324 in revenues. This decline of 72.8% is mainly due to a significant order placed by the Texas Building Procurement Commission, a governmental end user, in the year ended March 31, 2007. We did not receive any orders from the Texas Building
Procurement Commission in the year ended March 31, 2008. This is attributable to the lack of any large-scale disasters in the Texas area over the previous two years.
For the year ended March 31, 2008, cost of sales was $431,556 and gross profits were $146,611. For the period April 4, 2006 (inception) through March 31, 2007 cost of sales was $1,220,632 and gross profits were $905,692. The decrease of approx. 65% and 84% respectively is due to lower sales and slightly tighter profit margins.
For the year ended March 31, 2008, total operating expenses were $319,974 resulting in a loss from operations in the amount of $173,363. Some of the operating expenses included the following: Salaries
& Commissions (189,440), Shipping (9,847), Professional fees (40,986) and rent (18,000). For the period April 4, 2006 (inception) through March 31, 2007 total operating expenses were $914,294, which resulted in a loss from operations in the amount of $8,602. Some of the operating expenses included the following: Salaries & Commissions (736,485), Shipping (55,201), Professional fees (27,761) and rent (18,000). The decrease in operating expenses of  65% is primarily due to lower commissions paid during this past fiscal year.
The Company had two major customers who accounted for more than 77% of our revenues during the year ended March 31, 2008. One customer, Ever Ready First Aid Company, a commercial reseller and wholesale distributor of emergency products, accounted for more than 56% of our total revenues and Out In Style accounted for more than 21% of such revenues. The Company had two major customers who accounted for more than 97% of revenues during the year ended March 31, 2007.  Texas Building Procurement Commission, a governmental end user, accounted for 86% of total revenues and Out In Style, a commercial reseller of outdoor products, accounted for 11% of such revenues.
Liquidity and Capital Resources
As of June 25th, 2008, we had a cash balance of $3548.
In a private placement completed in May 2007, we raised $20,860 from the 41 selling security holders. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.  We do not believe that such funds will be sufficient to fund our operating expenses over the next twelve months. If our operating revenues during the next twelve months are similar to those of the previous twelve months, we will not be able to finance our continued operations from our operating revenues and will have to raise the funds to pay for these expenses.  We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.
Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Company called for by this item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Morgenstern, Svoboda & Baer, CPA’s, P.C. is our auditors. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T).  CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
The Company’s Chief Executive Officer (acting also as the principal financial officer) has conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e)
and 15d-15(e) under the Securities and Exchange Act of 1934, as of March 31st, 2008.  Based on his evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.
(b) Changes in internal controls
Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.
 Name and Business Address
Age
Position

 Michael Lieber  c/o Charleston Basics, Inc.  1701 Avenue I  Brooklyn, NY 11230
34
President, Chief Executive Officer, Chief Financial Officer and Director

 Andrea Bereck  c/o Charleston Basics, Inc.  1701 Avenue I  Brooklyn, NY 11230
27
Secretary, and Director

Michael Lieber.  Mr. Lieber has been the Chief Executive and Financial Officer and a director of the company from its inception. Mr. Lieber is also the manager and the sole member of Tradewise Associates
L.L.C., a New York limited liability company, which is the holder of 99.3% of the issued and outstanding shares of common stock of the Company. Tradewise Associates L.L.C. has no business activity.
From June 2005 through April 1, 2006, Mr. Lieber worked as a sales manager at Out in Style, Inc., a commercial reseller of outdoor products. From April 2004 through April 2005, he was a sales manager at
Paterson Mills, an institutional and health care design firm.  From April 2001 through April 2003, he was the founder and member-manager of Lieber & Weissman Securities, LLC, a stock trading firm.
Andrea Bereck. Ms. Bereck has been the secretary and a director of the company from its inception. She is currently a marketing associate at Sysco Foods, a position she has held since May 2006. From
April 2005 through April 2006 she worked at Sara Lee Coffee & Tea were she was a gourmet sales specialist, establishing new businesses for recently launched gourmet coffee and espresso programs.
From October 2004 through April 2005 Ms. Bereck was a sales representative for Serendipitea, Inc. where she established new customer accounts with restaurants, hotels, spas and retailers. From June
2003 through April 2004 she was an import specialist/assistant to vice president of sales for The National Christmas Company, Inc. and from June 1998 through March 2003 she was the compliance officer at Lieber & Weissman Securities. Ms. Bereck obtained her B.B.A. from Baruch College in New York in May 2003.
There are no familial relationships among any of our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.
Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

The Company has not yet adopted a Code of Ethics because it has only two employees. We do not have an audit committee or nominating committee because there are only 2 directors and one officer.
The board of directors fulfills the functions of the audit committee. However, the board of directors does not include an audit committee financial expert.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation
Since our incorporation on April 4, 2006, Michael Lieber has been our President, Chief Executive Officer, Chief Financial Officer and Director. We have no formal employment agreement with Mr. Lieber.
Our board of directors agreed to compensate Mr. Lieber with an annual base salary equal to $106,600, as of October 2006; and commissions equal to 11.5% of the Company’s gross revenues, until further notice. During the fiscal year ended March 31, 2007, Mr. Lieber was paid in aggregate $296,400 in compensation for his services.  Such amount consisted of $57,400 as base salary, and $239,000 as commission.
During our fiscal year ended March 31, 2008, Mr. Lieber was paid a total of $103,900 in salary. No commission was paid to Mr. Lieber in the year ended March 31, 2008. Any commission to be paid to Mr.
Lieber will be determined by the board of directors of the Company during the next fiscal year.
We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.  Since our incorporation on April 4, 2006, no stock options or stock appreciation rights were granted to any of our directors or executive officers.
The following table sets forth information concerning the compensation paid or earned during the period from April 4, 2006 (inception) until March 31, 2007 (Fiscal 2006) and for period April 1, 2007 until
March 31, 2008 (Fiscal 2007), for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer (“PEO”)or acting in a similar capacity during the fiscal year ended March 31, 2007 and fiscal year ended March 31, 2008, regardless of compensation level; (ii) all individuals who served as the principal financial officer (“PFO”) or acting in a similar capacity during the fiscal year ended March 31, 2007 and fiscal year ended March 31, 2008, regardless of compensation level; (iii) The registrant's three most highly compensated executive officers other than the PEO and PFO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation during the fiscal year ended March 31,
2007 or March 31, 2008 exceeded $100,000; (iv) up to two additional individuals who served as officers during the fiscal year ended March 31, 2007 or March 31, 2008and whose total compensation during the fiscal year ended March 31, 2007 or March 31, 2008 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

 SUMMARY COMPENSATION TABLE

 Name and principal position  (a)
Year (b)
Salary ($)
Bonus ($) (d)
Stock Awards ($) (e)
Option Awards ($) (f)
Non-Equity Incentive Plan Compensation ($) (g)
Nonqualified Deferred Compensation Earnings ($) (h)
All Other Compensation ($) (i)
Total ($) (j)

 Michael Lieber(1)
2006
57,400
0
0
0
0
0
239,000(2)
296,400

 Michael Lieber(1)
2007
103,900
0
0
0
0
0
0
103,900

(1) Mr. Lieber has been serving as our Director, Chief Executive Officer, and Chief Financial Officer since April 4, 2006.

(2) Represents amounts paid as commission.  Such commission is equal to 11.5% of the Company’s gross revenues during the applicable period.

Outstanding Equity Awards
During the fiscal year ended March 31, 2008, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.
Compensation of Directors
During the fiscal year ended March 31, 2008, Mr. Lieber was paid a total of $103,900 in salary. No commission was paid to Mr. Lieber as of March 31, 2008. Any commission to be paid to Mr. Lieber will be determined by the board of directors of the Company during the next fiscal year. Except as set forth above under the section entitled “Summary Compensation,” none of our directors has received any compensation for the services rendered to our Company in heir capacity as such.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table lists, as of June 25th, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange
Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.
The percentages below are calculated based on 6,043,720 shares of our common stock issued and outstanding as of  June 25th, 2008.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Charleston Basics, Inc., 1701 Avenue I, Brooklyn, NY 11230.

 Name of Beneficial Owner
Title Of Class
Amount and Nature of Beneficial Ownership
Percent of Class

 Tradewise Associates LLC(1)
Common
6,000,000
99.3
%

 Michael Lieber(1)
Common
6,000,000
(2)
99.3
%

 Andrea Bereck
Common
2,000
Less than one percent

 Directors and Officers as a Group (2 persons)
Common
6,002,000
99.3
%

(1) The sole member and manager of Tradewise Associates LLC is Michael Lieber, who is our Chief Executive Officer, Chief Financial Officer, and a Director.

(2) Includes 6,000,000 shares of common stock owned by Tradewise Associates LLC, whose sole member and manager is Michael Lieber, our Chief Executive Officer, Chief Financial Officer, and a Director.
There are no arrangements, known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.
On April 4, 2006, we issued 6,000,000 shares of our common stock to Tradewise Associates LLC.  The sole member and manager of Tradewise Associates LLC is Michael Lieber, our President, Chief
Executive Officer, Chief Financial Officer, and a Director.  The purchase price paid for such shares was equal to their par value, $0.0001 per share, and amounted in the aggregate to $600.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Lieber was our founding officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.
On April 4, 2006, we issued 2,000 shares of our common stock to Andrea Bereck, an officer and director of the Company. The purchase price paid for such shares was equal to their par value, $0.0001 per share, and amounted in the aggregate to $0.20. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Ms. Bereck is a director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

The Company’s office is located in the home of Michael Lieber, our Chief Executive Officer, Chief Financial Officer, and Director.  Mr. Lieber has been providing such office to the Company since April 3,
2006 for $1,500 per month on a month-to-month basis.
During the fiscal year ended March 31, 2007, Michael Lieber, our Chief Executive Officer, Chief Financial Officer, and Director, lent $202,500 to the Company for working capital purposes and the purchase of inventory. Such loan was evidenced by a promissory note, dated August 24, 2006, made by the Company in the favor of Mr. Lieber, in the principal amount of $202,500.  Pursuant to the terms of the promissory note, no interest was to accrue on the unpaid principal balance.  As of  March 31, 2008, the entire principal balance of the promissory note was repaid by the Company.
On June 28, 2007, Michael Lieber, our President, Chief Executive Officer, Chief Financial Officer, and Director, lent $123,000 to the Company for working capital purposes and the purchase of inventory.
Such loan was evidenced by a promissory note, dated June 28, 2007, made by the Company in the favor of Mr. Lieber, in the principal amount of $123,000.  Pursuant to the terms of the promissory note, no interest shall accrue on the unpaid principal balance.
The principal balance will be repaid in installments or in one lump sum, commencing within six months after the date of the promissory note and continuing until it the balance paid in full.  As of March 31,
2008 the entire principal balance of the promissory note has been repaid.
Since June 29, 2007, Mr. Lieber made additional loans to the Company in the aggregate of $245,500, pursuant to Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the
“Amended Note”). Pursuant to the terms of the Amended Note, interest on the unpaid principal balance of the loan accrues at the rate of 3.88% per annum. The maturity date of the Amended Note is
December 31, 2009.  As of June 25th, 2008 the Company has repaid $89,000 of the $245,500.
We believe that the terms of these transactions reflect, and will continue to reflect, terms that would be no less favorable to us than those that would be available between unrelated third parties
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended March 31, 2008 and 2007 were $18,500 and $5,000 respectively.
AUDIT RELATED FEES
There were no fees billed for audit related services by our principal accountant during the years ended March 31, 2008 and 2007.
TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the years ended March 31, 2008 and 2007 were $15,675 and $7,500 respectively.
ALL OTHER FEES
There were no other fees billed by the principal accountant, other than those previously reported in this Item 14, during the years ended March 31, 2008 and 2007.
AUDIT COMMITTEE
The Company’s Board of Directors functions as its audit committee.  We do not currently have a “financial expert”, as such term is defined under the Securities Exchange Act, on the Board of Directors.
It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

  PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.
See index to financial statements
Exhibits

 Number
Exhibit

 31.1
Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of June, 2008.

REGISTRANT

  Charleston Basics, INC.

By: /s/ Michael Lieber
Michael Lieber
Chief Executive Officer and Chief Financial Officer
By: /s/ Michael Lieber
Michael Lieber, Director
By: /s/ Andrea Bereck
Andrea Bereck, Director

CHARLESTON BASICS, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008

f

MORGENSTERN,SVOBODA & BAER, CPA’s, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

Board of Directors and Stockholders of
Charleston Basics, Inc.
We have audited the accompanying balance sheets of Charleston Basics, Inc. as of March 31, 2008 and 2007, and the related statement of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2008. Charleston Basics, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charleston Basic, Inc. as of March 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Morgenstern, Svoboda & Baer, CPA’s PC
Certified Public Accountants

New York, NY
May 14, 2008

 CHARLESTON BASICS, INC.

 BALANCE SHEETS

 AS OF MARCH 31, 2008 AND 2007

 ASSETS
03/31/2008
03/31/2007

 Current Assets

 Cash and cash equivalents
$
33
$
19,540

 Accounts receivable, net
736
79,601

 Inventory
11,597
68,212

 Miscellaneous receivable
-
-

 Total Current Assets
12,366
167,353

 Property & equipment, net

 Intangible assets (net of amortization of $6,708)
3,355
6,709

______________________	___________________

 Total Assets
$
15,721
$
174,062

  LIABILITIES AND STOCKHOLDERS’ EQUITY

 Current Liabilities

 Accounts payable
$
20,411
$
10,038

 Accrued expenses
15,951
155,540

 Loan from Stockholder
146,000
-

_______________________	_____________

 Total Current Liabilities
182,362
165,578

 Stockholders’ Equity

 Preferred stock, $.0001 par value  20,000,000 shares authorized,  none outstanding

 Common stock, $.0001 par value,  700,000,000 shares
604
604

  authorized; 6,043,720 & 6,036,220 issued &

  & outstanding 3/31/08 and 3/31/07

 Additional paid in capital
20,856
17,106

 Accumulated deficit
(188,101
)
(9,226
)

_______________________	___________________

 Total Stockholders’ (Deficit) Equity
(166,641
)
8,484

_______________________	___________________

 Total Liabilities and Stockholders’ Equity
$
15,721
$
174,062

The accompanying notes are an integral part of these financial statements.

 CHARLESTON BASICS, INC.

 STATEMENTS OF OPERATIONS

 FOR YEARS ENDING MARCH 31, 2008 AND 2007

2008
2007

 Sales, net
$
578,167
$
2,126,324

 Cost of sales
431,556
1,220,632

 Gross profit
146,611
905,692

 Distribution costs
9,847
55,202

 Selling, general and administrative expenses
310,127
859,092

 Income (loss) from operations
(173,363
)
(8,602
)

 Income (loss) before income taxes
(173,363
)
(8,602
)

 Provision for income taxes
5,512
624

 Net income (loss)
$
(178,875
)
(9,226
)

 Net income (loss) per common share

      Basic and Diluted
$
(.030
)
$
(.002
)

 Weighted average common shares outstanding

      Basic and Diluted
6,039,970
6,036,220

The accompanying notes are an integral part of these financial statements.

 CHARLESTON BASICS, INC.

 STATEMENTS OF CASH FLOWS

 FOR YEARS ENDED MARCH 31, 2008 AND 2007

2008
2007

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)
$
(178,875
)
$
(9,226
)

 Adjustments to reconcile net income to net cash

 provided by operating activities:

 Depreciation and amortization
3,354
3,354

 (Increase) / decrease in assets:

 Accounts receivables
78,865
(79,601
)

 Inventory
56,615
(68,212)

 Other current assets

 Increase / (decrease) in current liabilities:

 Accounts payable and accrued expenses
(129,216
)
165,578

 Taxes payable

 Net cash provided (used) by operating activities
(169,257
)
11,893

  CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of intangibles
-
(10,063
)

 Net cash provided (used) by investing activities
-
(10,063
)

 CASH FLOWS FROM FINANCING ACTIVITIES

 (Repayment to)/Loan from Stockholder - net
146,000
-

 Stock issuance and capital paid in
3,750
17,710

 Net Cash (used) provided by Financing Activities
149,750
17,710

 Net change in cash and cash equivalents
(19,507
)
19,540

 Cash, beginning balance
19,540
-

_____________________

 Cash, ending balance
$
33
19,540

_____________________

 SUPPLEMENTAL DISCLOSURES:

 Cash paid during the year for:

 Income tax payments
$
5,599
-

 Interest payments
$
-
-

The accompanying notes are an integral part of these financial statements.

 CHARLESTON BASICS, INC.

 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

Additional
Retained Earnings
Total

Common Stock
Paid-In
(Accumulated
Stockholders'

Shares
Amount
Capital
Deficit)
Equity/ (Deficit)

 Balance April 4, 2006
-
-
-
-
-

 Stock issuance and capital paid in
6,036,220
$
604
$
17,106
$
$
17,710

 Net loss for the period
(9,226
)
(9,226)

 Balance – March 31, 2007
6,036,220
604
17,106
(9,226)
8,484

  Stock issuance and additional paid in capital
7,500
-
3,750
-
3,750

 Net loss for the period
-
-
-
(178,875
)
(178,875
)

 Balance March 31, 2008
6,043,720
$
604
$
20,856
$
(188,101
)
$
(166,641
)

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 1 - ORGANIZATION
Charleston Basics, Inc. (the “Company”) was incorporated on April 4, 2006 under the laws of the State of Delaware. The Company is now engaged in the sale of outdoor camping goods and tactical gear.
Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties
The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.
Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the
Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.
Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.
Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

CHARLESTON BASICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Inventory
Inventories are valued at the lower of cost (determined on first in/first out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2008 and March 31, 2007, inventory consisted of finished goods valued at $11,597 and $68,212, respectively.
Long-Lived Assets
Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed Of,” and the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The
Company periodically evaluates the carrying value of long-lived assets to be held and |used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.
Fair Value of Financial Instruments
Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.
Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.
Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the years ended March 31, 2008 and March 31, 2007, it amounted to $366 and $3,554, respectively.  The Company does not have any cooperative agreements with its vendors and therefore did not receive any payments toward advertising from them.

CHARLESTON BASICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Distribution Costs
The Company’s shipping and handling costs are classified as distribution costs and presented separately on the Statement of Operations, in accordance with the Emerging Issues Task Force Issue No.
00-10, “Accounting for Shipping and Handling Fees and Costs.”  For the years ended March 31, 2008 and 2007, it amounted to $9,847 and $55,202, respectively.
Income Taxes
The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2008, the Company had no deferred income taxes.
Intangibles
Since inception, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which addresses financial accounting and reporting for goodwill and other intangible assets after they have been initially recognized and supersedes APB Opinion No. 17, “Intangible Assets.” The Company periodically evaluates the carrying value of intangible assets to be held and used in accordance with SFAS 142 to assess impairment of intangible subject to amortization when events or change in circumstances indicate that the carrying amount of the intangible assets may not be recoverable on a non discounted basis. Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Based on its review, the company believes that, as of December 31, 2007, there were no impairments of intangible assets. The Company spent $10,063 on websites as of year ending March 31, 2007.  The estimated future amortization expense related to intangibles as of March 31, 2008 is as follows:

2008
$2,516

2009
$ 839

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As March 31, 2008, management expects to fully collect the Company’s account receivable.  Therefore, no amount was set as an allowance for accounts receivable.

CHARLESTON BASICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Segment Reporting
SFAS No. 131, “Disclosure about the Segments of an Enterprise and Related Information,” requires use of the management approach model for segment reporting. The management approach model is based on how a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company presently has only one operating segment.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.
Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.
Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.
Recent Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging
Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  In March 2006, the FASB issued FASB Statement No. 156,
“Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The
Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

CHARLESTON BASICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In September 2006, FASB issued SFAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.
However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the effect of this pronouncement on financial statements.
In September 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”
(“SFAS No. 158”).  SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.
An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:
a.           A brief description of the provisions of this Statement
b.            The date that adoption is required
c.            The date the employer plans to adopt the recognition provisions of this Statement, if earlier.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.
The management is currently evaluating the effect of this pronouncement on financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its March 31, 2007 year-end.
The adoption of SAB 108 had no impact on the Company’s financial statements.

CHARLESTON BASICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No.
159 permits entities to choose to measure many financial instruments, and certain other items, at fair market value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after
November 15, 2007.  The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial conditions or the results of operations.
Note 3 – COMMITMENTS AND CONTINGENCIES
The Company leases office space from related party for $1,500 per month on a month-to-month basis.  The Company expenses all rental costs as incurred. For the years ended March 31, 2008 and 2007, it amounted to $18,000 and $18,000, respectively. This payment is inclusive of use of the office equipment; therefore company did not acquire any office furniture or equipment. The cost of web site was capitalized and amortized as intangible assets as required by generally accepted accounting principles. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.
The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The company has borrowed $146,000 from a shareholder.
The fact that the Company continued to sustain losses, had negative working capital at March 31, 2008, and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the  next year. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.
Note 4 – RELATED PARTIES
The Company borrowed during the year from a shareholder and owes him $146,000 plus accrued interest, interest being at the rate of 3.88% per annum.  The amount borrowed plus all accrued interest under promissory notes dated August 21, 2007 were restated in a grid note dated March 28, 2008 and will be repaid on or prior to a maturity date of December 31, 2009.  Unpaid interest is $6,485 and $0 at March 31, 2008 and March 31, 2007, respectively.  In addition, for the year ended March 31, 2008, the Company paid the shareholder a salary of $103,900; and for the year ended March 31, 2007, a salary of $57,400 and commissions of $239,000.

CHARLESTON BASICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 5 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK
The Company had two major customers who accounted for more than 77% of revenues during the year ended March 31, 2008. One customer accounted for 56% and the second for 21% of the Company’s sales. Two major customers accounted for more than 97% of revenues during the year ended March 31, 2007.  One accounted for 86%; the second for 11% of the Company’s sales.
There was one customer accounted for over 65% of accounts receivable at March 31, 2008. One customer accounted for 97% of accounts receivable at March 31, 2007. The Company had two major vendors during the year ended March 31, 2008 who accounted for 100% of the total purchases.  In the year ended March 31, 2007, one major vendor accounted for more than 90% of sales. The Company primarily sells to governmental bodies who deal with natural and man-made disasters. Their planning and budgeting for these events may significantly affect the result of operations.
Note 6 – INCOME TAXES
The Company is governed by the US Income Tax Laws, as well as by laws of New York State and New York City. Pursuant to the US, NYS and NYC Income Tax Laws, the Company estimated its tax expense to be in the amount of $5,512 as of March 31, 2008.  The Company’s operations have incurred net accumulated operating losses of approximately $178,000 as of March 31, 2008 for income tax purposes.  However, a hundred percent allowance has been created on the deferred tax asset of approximately $71,000 due to the uncertainty of its realization.
The following is a reconciliation of income tax expense:
March 31, 2008
Current                                                       $5,512
Deferred                                                         -      .
Total                                                          $ 5,512

Note 7 – SUBSEQUENT EVENTS
On April 16, 2008, the Company received their notice of effectiveness from the Security and Exchange Commission.
On April 17, 2008, the Company issued a prospectus for the resale of 41,720 shares of common stock, par value $0.0001.  The selling security holders will be offering their shares at a price of $0.50 per share until a market develops and thereafter at prevailing market prices or privately negotiated prices.
On May 13, 2008, the Company finalized an agreement to issue 40,000 shares of restricted common stock in lieu of payment of a $10,000 obligation.