Form 10-Q
period 2008-06-30
CHARLESTON BASICS INC
filed 2008-08-13
CIK 1376502

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-145211

Charleston Basics, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Delaware	20-4748555
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1701 Avenue I Brooklyn, NY	11230

(Address of principal executive offices)	(zip code)

(800) 975-8204
 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

The number of shares of Common Stock of the Registrant, par value $0.0001 per share, outstanding at August 12, 2008 was 6,043,720.

FORM 10-Q

Charleston Basics, Inc.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHARLESTON BASICS, INC.
BALANCE SHEET
AS OF JUNE 30, 2008 AND MARCH 31, 2008

ASSETS	06/30/2008	03/31/2008
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$662	$33
Accounts receivable, net	2,789	736
Inventory	389	11,597

Total Current Assets	3,840	12,366

Property & equipment, net

Intangible assets - net	2,517	3,355

Total Assets	$6,357	$15,721

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,081	$20,411
Accrued expenses	68,708	15,951
Loan from Stockholder	161,000	146,000
Total Current Liabilities	231,789	182,362
Stockholders' Equity

Preferred stock, $.0001 par value 20,000,000 shares authorized, none outstanding
Common stock, $.0001 par value, 700,000,000 shares	604	604
authorized; 6,043,720 & 6,043,720 issued &
& outstanding 6/30/08 and 3/31/08
Additional paid in capital	20,856	20,856

Accumulated deficit	(246,892)	(188,101)
Total Stockholders' (Deficit) Equity	(225,432)	(166,641)

Total Liabilities and Stockholders' Equity	$6,357	$15,72

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDING JUNE 30, 2008 AND 2007

	6/30/08	6/30/07

Sales, net	$14,369	$137,203

Cost of sales	12,161	70,300
Gross profit	2,208	66,903

Distribution costs	-	3,900
Selling, general and administrative expenses	60,256	90,414
(Loss) from operations	(58,048)	(27,411)

(Loss) before income taxes	(58,048)	(27,411)

Provision for income taxes	743	5,485
Net (loss)	$(58,791)	(32,896)

Net (loss) per common share
Basic and Diluted	$(.010)	$(.005)

Weighted average common shares outstanding
Basic and Diluted	6,043,720	6,038,720

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDING JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(58,791)	$(32,896)
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization	838	838
(Increase) / decrease in assets:
Accounts receivables	(2,053)	(87,053)
Inventory	11,208	5,944
Prepaid income taxes		(874)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	34,427	(45,692)
Taxes payable

Net cash provided (used) by operating activities	(14,371)	(159,733)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangibles	-	-
Net cash provided (used) by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to)/loan from stockholder - net	15,000	139,500
Stock issuance and capital paid in	-	2,500
Net Cash (used) provided by Financing Activities	15,000	142,000

Net change in cash and cash equivalents	629	(17,733)
Cash, beginning balance	33	19,540
Cash, ending balance	$662	1,807
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$88	7,117
Interest payments	$-	-

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2008

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance March 31, 2008	6,043,720	$604	$20,856	$(188,101)	$(166,641)

Net loss for the period				(58,791)	(58,791)
Balance – June 30, 2008	6,043,720	$604	$20,856	$(246,892)	$(225,432)

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories are valued at the lower of cost (determined on first in/first out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2008 and March 31, 2008, inventory consisted of finished goods valued at $389 and $11,597, respectively.

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the periods ended June 30, 2008 and June 30, 2007, it amounted to $0 and $366, respectively.  The Company does not have any cooperative agreements with its vendors and therefore did not receive any payments toward advertising from them.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Distribution Costs

The Company’s shipping and handling costs are classified as distribution costs and presented separately on the Statement of Operations, in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  For the periods ended June 30, 2008 and 2007, it amounted to $0 and $3,900, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2008, the Company had no deferred income taxes.

Intangibles

Since inception, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which addresses financial accounting and reporting for goodwill and other intangible assets after they have been initially recognized and supersedes APB Opinion No. 17, “Intangible Assets.” The Company periodically evaluates the carrying value of intangible assets to be held and used in accordance with SFAS 142 to assess impairment of intangible assets subject to amortization when events or change in circumstances indicate that the carrying amount of the intangible assets may not be recoverable on a non discounted basis. Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Based on its review, the company believes that, as of June 30, 2008, there were no impairments of intangible assets. The Company spent $10,063 on websites as of year ending March 31, 2007.  The estimated future amortization expense related to intangibles as of June 30, 2008 is as follows:

2009	$2,517

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As June 30, 2008, management expects to fully collect the Company’s account receivable.  Therefore, no amount was set as an allowance for accounts receivable.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements for the period ended June 30, 2008.

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
JUNE 30, 2008

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

In December 2007, FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements.”  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.  Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

The FASB has issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts. “  SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 3 – COMMITMENTS AND CONTINGENCIES

The Company leases office space from related party for $1,500 per month on a month-to-month basis.  The Company expenses all rental costs as incurred. For the periods ended June 30, 2008 and 2007, it amounted to $4,500 and $4,500, respectively. This payment is inclusive of use of the office equipment; therefore company did not acquire any office furniture or equipment. The cost of web site was capitalized and amortized as intangible assets as required by generally accepted accounting principles. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

On May 13, 2008, the Company finalized an agreement to issue 40,000 shares of restricted common stock in lieu of payment of a $10,000 obligation.  As of June 30, 2008, the Company has not yet issued these shares specified in the agreement.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The company has borrowed $161,000 from a shareholder.

The fact that the Company continued to sustain losses, had negative working capital at June 30, 2008, and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the  next year. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

Note 4 – RELATED PARTIES

The Company borrowed during the year from a shareholder and owes him $161,000 and $146,000 at June 30, 2008 and March 31, 2008, respectively, plus accrued interest, interest being at the rate of 3.88% per annum.  The amount borrowed plus all accrued interest under promissory notes dated August 21, 2007 were restated in a grid note dated March 28, 2008 and will be repaid on or prior to a maturity date of December 31, 2009.  Unpaid interest is $7,987 and $6,485 at June 30, 2008 and March 31, 2008, respectively.  In addition, for the three months ended June 30, 2008, the Company paid the shareholder a salary of $1,400 and accrued additional salary of $26,000; and for the three months ended June 30, 2007, a salary of $28,700.

Note 5 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK

The Company had four major customers who accounted for almost 100% of revenues during the three months ended June 30, 2008. One customer accounted for 40%, a second for 28%, a third for 22%, and the fourth for 10% of the Company’s sales. Three major customers accounted for more than 77% of revenues during the three months ended June 30, 2007.  One accounted for 43%; a second for 21% of the Company’s sales.

There were two customers accounting for 100% of accounts receivable at June 30, 2008. One customer accounted for 77% of accounts receivable at June 30, 2007. The Company had no purchases during the three months ended June 30, 2008.  In the three months ended June 30, 2007, one major vendor accounted for more than 65% of purchases.  The Company primarily sells to governmental bodies who deal with natural

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 5 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK (CONTINUED)

and man-made disasters. Their planning and budgeting for these events may significantly affect the result of operations.

Note 6 – INCOME TAXES

The Company is governed by the US Income Tax Laws, as well as by laws of New York State and New York City. Pursuant to the US, NYS and NYC Income Tax Laws.  The Company’s operations have incurred net accumulated operating losses of approximately $178,000 as of March  31, 2008 for income tax purposes.  However, a hundred percent allowance has been created on the deferred tax asset of approximately $71,000 due to the uncertainty of its realization.

The following is a reconciliation of income tax expense:

	June 30, 2008	June 30, 2007

Current	$743	$5,485
Deferred	-	-

Total	$743	$5,485

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements made by or on behalf of the Company. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; (f) dependence on key personnel; and (g) pending litigation.

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

The Company's principal executive offices are located at 1701 Avenue I, Brooklyn, NY 11230

Results of Operation

First Quarter of 2008 Compared to First Quarter of 2007

For the quarter ended June 30, 2008, we had gross revenues of $14,369. For the quarter ended June 30, 2007 we had $137,203 in revenues. This decline of 89.5% is mainly due to lack of purchasing activity by State and Local Government for disaster relief supplies. This is attributable to the lack of any large-scale disasters in the U.S. over the previous two years. Also, sales to two of our large customers, Ever Ready First Aid and Out In Style, were significantly lower than in the same period a year ago. For the three months ended June 30, 2008, sales to four customers accounted for 98% of our total revenue.

For the quarter ended June 30, 2008, cost of sales was $12,161 and gross profits were $2,208. For the quarter ended June 30, 2007 cost of sales was $70,300 and gross profits were $66,903. The decrease of approximately 82% and 97% respectively is due to lower sales and the sale of some items with lower profit margins.

For the quarter ended June 30, 2008, total operating expenses were $60,256 resulting in a loss from operations in the amount of $58,048. Some of the operating expenses included the following: salaries ($30,550), professional fees ($17,176) and rent ($4,500). For the quarter ended June 30, 2007 total operating expenses were $94,314, which resulted in a loss from operations in the amount of $27,411. Some of the operating expenses included the following: salaries ($64,155), professional fees ($6,826) and rent ($4,500). The decrease in operating expenses is primarily due to lower salaries since we had one additional employee in this quarter in 2007.

Interest expense for the quarter ended June 30, 2008 was $1,502, as compared to $0 in the same period one year ago. The increase is due to accrued interest on outstanding loans that Michael Lieber, who is our Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made to the Company in the aggregate of $250,000 pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008. As of June 30, 2008 the principal balance of this loan is $161,000 as $89,000 of the gross aggregate amount has been repaid in prior quarters.

Liquidity and Capital Resources

As of June 30, 2008, we had a cash balance of $662.

We raised $20,860 in a private placement completed in May 2007. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.

Since June 29, 2007, and as of June 30, 2008, Michael Lieber, who is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made loans to the Company in the aggregate of $250,000, pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the “Amended Note”). Pursuant to the terms of the Amended Note, interest on the unpaid principal balance of the loan accrues at the rate of 3.88% per annum. The maturity date of the Amended Note is December 31, 2009.  As of June 30, 2008 the Company has repaid $89,000 of the $250,000and the remaining principal balance is $161,000.

We do not believe that our current funds will be sufficient to fund our operating expenses over the next twelve months. If our operating revenues during the next twelve months are similar to those of the previous twelve months, we will not be able to finance our continued operations from our operating revenues and will have to raise the funds to pay for these expenses.  We may have to borrow more money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

1

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officer (one person). Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES'
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Item 5- Other Information.

ITEM 5. OTHER INFORMATION

On August 12, 2008, shareholders holding a majority of our outstanding shares of Common Stock by written action, as permitted by Section 228 of the General Corporation Law of Delaware, removed Andrea Bereck as a director of the Company and determined that, until changed by a vote of the Board of Directors or of the shareholders, our Company’s Board of Directors, would consist of one director.

Subsequently on the same date, the Board of Directors, acting by its sole director, removed Andrea Bereck as Secretary of the Company and appointed  Michael Lieber to that position.

As a result of these actions, Mr. Lieber is currently the sole director and the sole officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number	Exhibit

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

Not applicable

2

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLESTON BASICS, INC.

By:	/s/ Michael Lieber
Name:	Michael Lieber
Title:	Chief Executive Officer and
Chief Financial Officer

Date:	August 13 , 2008

3