Form 10-Q
period 2008-09-30
CHARLESTON BASICS INC
filed 2008-11-10
CIK 1376502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-145211

Charleston Basics, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Delaware	20-4748555
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

1701 Avenue I Brooklyn, NY	11230
(Address of principal executive offices)	(zip code)

(800) 975-8204
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ❒    No ☒

The number of shares of Common Stock of the Registrant, par value $0.0001 per share, outstanding at November 10, 2008 was 6,043,720.

PART I. Financial Information

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CHARLESTON BASICS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND MARCH 31, 2008

ASSETS	09/30/2008	03/31/2008
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$36,377	$33
Accounts receivable, net	35,523	736
Inventory	4,255	11,597

Total Current Assets	76,155	12,366

Property & equipment, net

Intangible assets - net	1,678	3,355

Total Assets	$77,833	$15,721

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,116	$20,411
Accrued expenses	62,521	15,951
Loan from Stockholder	187,500	146,000
Total Current Liabilities	252,137	182,362
Stockholders' Equity

Preferred stock, $.0001 par value 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 700,000,000 shares	604	604
authorized; 6,043,720 & 6,043,720 issued &
& outstanding 9/30/08 and 3/31/08
Additional paid in capital	20,856	20,856

Accumulated deficit	(195,764)	(188,101)
Total Stockholders' Deficit	(174,304)	(166,641)
Total Liabilities and Stockholders' Deficit	$77,833	$15,721

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2008 AND 2007

	9/30/08	9/30/07
Sales, net	$424,854	$488,071

Cost of sales	346,140	360,604
Gross profit	78,714	127,467

Distribution costs	-	5,021
Selling, general and administrative expenses	85,475	163,780
(Loss) from operations	(6,761)	(41,334)

(Loss) before income taxes	(6,761)	(41,334)

Provision for income taxes	902	5,485
Net (loss)	$(7,663)	(46,819)

Net (loss) per common share
Basic and Diluted	$(.001)	$(.008)

Weighted average common shares outstanding
Basic and Diluted	6,043,720	6,039,970

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF INCOME/(OPERATIONS) (UNAUDITED)
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2008 AND 2007

	9/30/08	9/30/07
Sales, net	$410,485	$350,868

Cost of sales	333,979	290,304
Gross profit	76,506	60,564

Distribution costs	-	1,121
Selling, general and administrative expenses	25,219	73,366
Income/(loss) from operations	51,287	(13,923)

Income/(loss) before income taxes	51,287	(13,923)

Provision for income taxes	159	-
Net income/(loss)	$51,128	(13,923)

Net income/(loss) per common share
Basic and Diluted	$.008	$(.002)

Weighted average common shares outstanding
Basic and Diluted	6,043,720	6,042,720

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,663)	$(46,819)
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization	1,677	1,677
(Increase) / decrease in assets:
Accounts receivables	(34,787)	(260,114)
Inventory	7,342	(10,073)
Prepaid income taxes		(874)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	28,275	(39,534)

Net cash provided (used) by operating activities	(5,156)	(355,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from/(repayment to) stockholder - net	41,500	344,000
Stock issuance and capital paid in	-	3,750
Net Cash (used) provided by Financing Activities	41,500	347,750

Net change in cash and cash equivalents	36,344	(7,987)
Cash, beginning balance	33	19,540
Cash, ending balance	$36,377	11,553
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$88	7,117
Interest payments	$-	-

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance March 31, 2007	6,036,220	$604	$17,106	$(9,226)	$8,484
Stock issuance and additional paid in capital	7,500	-	3,750		3,750
Net loss for the period ending March 31, 2008				(178,875)	(178,875)
Balance March 31, 2008	6,043,720	604	20,856	$(188,101)	$(166,641)
Net loss for the period ending September 30, 2008				(7,663)	(7,663)
Balance – September 30, 2008	6,043,720	$604	$20,856	$(195,764)	$(174,304)

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories are valued at the lower of cost (determined on first in/first out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2008 and March 31, 2008, inventory consisted of finished goods valued at $4,255 and $11,597, respectively.

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008, there were no significant impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the periods ended September 30, 2008 and September 30, 2007, it amounted to $0 and $366, respectively.  The Company does not have any cooperative agreements with its vendors and therefore did not receive any payments toward advertising from them.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Distribution Costs

The Company’s shipping and handling costs are classified as distribution costs and presented separately on the Statement of Operations, in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  For the periods ended September 30, 2008 and 2007, it amounted to $0 and $5,021, respectively.

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

Intangibles

Since inception, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which addresses financial accounting and reporting for goodwill and other intangible assets after they have been initially recognized and supersedes APB Opinion No. 17, “Intangible Assets.” The Company periodically evaluates the carrying value of intangible assets to be held and used in accordance with SFAS 142 to assess impairment of intangible assets subject to amortization when events or change in circumstances indicate that the carrying amount of the intangible assets may not be recoverable on a non discounted basis. Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Based on its review, the company believes that, as of September 30, 2008, there were no impairments of intangible assets. The Company spent $10,063 on websites as of year ending March 31, 2007.  The estimated future amortization expense related to intangibles as of September 30, 2008 is as follows:

2009   $1,678

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As of September 30, 2008, management expects to fully collect the Company’s account receivable.  Therefore, no amount was set as an allowance for accounts receivable.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard had no material impact on the Company’s financial statements.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of this standard had no impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair market value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 had no material impact on the Company’s financial conditions or the results of operations.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 – COMMITMENTS AND CONTINGENCIES

The Company leases office space from related party for $1,500 per month on a month-to-month basis.  The Company expenses all rental costs as incurred. For the six month period ended September 30, 2008 and 2007, it amounted to $9,000 and $9,000, respectively. This payment is inclusive of use of the office equipment; therefore company did not acquire any office furniture or equipment. The cost of web site was capitalized and amortized as intangible assets as required by generally accepted accounting principles. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

On May 13, 2008, the Company finalized an agreement to issue 40,000 shares of restricted common stock in lieu of payment of a $10,000 obligation.  As of September 30, 2008, the Company has not yet issued these shares specified in the agreement.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 3 – COMMITMENTS AND CONTINGENCIES  (CONTINUED)

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The company has borrowed $187,500 from a shareholder.

The fact that the Company continued to sustain losses, had negative working capital at September 30, 2008, and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the  next year. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

Note 4 – RELATED PARTIES

The Company borrowed during the year from a shareholder and owes him $187,500 and $146,000 at September 30, 2008 and March 31, 2008, respectively, plus accrued interest, interest being at the rate of 3.88% per annum.  The amount borrowed plus all accrued interest under promissory notes dated August 21, 2007 were restated in a grid note dated March 28, 2008 and will be repaid on or prior to a maturity date of December 31, 2009.  Unpaid interest is $9,892 and $6,485 at September 30, 2008 and March 31, 2008, respectively.  In addition, for the six months ended September 30, 2008, the Company paid the shareholder a salary of $1,400 and accrued additional salary of $26,000; and for the six months ended September 30, 2007, a salary of $53,300.

Note 5 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK

The Company had two major customers who accounted for almost 100% of revenues during the six months ended September 30, 2008.  One customer accounted for 87%, and a second for 11% of the Company’s sales.  Two major customers accounted for more than 75% of revenues during the six months ended September 30, 2007.  One accounted for 53%; a second for 21% of the Company’s sales.

There was one customer accounting for 100% of accounts receivable at September 30, 2008. One customer accounted for 97% of accounts receivable at September 30, 2007. The Company had three vendors providing 100% of purchases during the six months ended September 30, 2008.  In the six months ended September 30, 2007, one major vendor accounted for more than 85% of purchases.  The Company primarily sells to governmental bodies who deal with natural and man-made disasters. Their planning and budgeting for these events may significantly affect the result of operations.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 6 – INCOME TAXES

The Company is governed by the US Income Tax Laws, as well as by laws of New York State and New York City. Pursuant to the US, NYS and NYC Income Tax Laws.  The Company’s operations have incurred net accumulated operating losses of approximately $171,000 as of March  31, 2008 for income tax purposes.  However, a hundred percent allowance has been created on the deferred tax asset of approximately $68,000 due to the uncertainty of its realization.

The following is a reconciliation of income tax expense:

	September 30, 2008	September 30, 2007
Current	$902	$5,485
Deferred	-	-

Total	$902	$5,485

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

The Company's principal executive offices are located at 1701 Avenue I, Brooklyn, NY 11230

Results of Operation

Second Quarter of 2008 Compared to Second Quarter of 2007

For the quarter ended September 30, 2008, we had gross revenues of $410,485. For the quarter ended September 30, 2007 we had $350,868 in revenues. This increase of 17% is attributable to sales related to Hurricane Ike during the quarter.

For the quarter ended September 30, 2008, cost of sales was $333,979 and gross profits were $76,506. For the quarter ended September 30, 2007 cost of sales was $290,304 and gross profits were $60,564. The increase of approximately 15% and 26% respectively is due to the increased sales and slightly higher profit margins of approximately 2%.

For the quarter ended September 30, 2008, total operating expenses were $25,219 resulting in a gain from operations in the amount of $51,287. Some of the operating expenses included the following: salaries ($2,700), professional fees ($12,739) and rent ($4,500). For the quarter ended September 30, 2007 total operating expenses were $73,366, which resulted in a loss from operations in the amount of $13,923. Some of the operating expenses included the following: salaries ($54,990), professional fees ($3,500) and rent ($4,500). The decrease in operating expenses is primarily due to lower personnel expenses in the 2008 period.

Interest expense for the quarter ended September 30, 2008 was $1,905, as compared to $325 in the same period one year ago. The increase is due to accrued interest on outstanding loans that Michael Lieber, who is our Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made to the Company in the aggregate of $302,500 pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008. As of September 30, 2008 the principal balance of this loan was $187,500 as $89,000 of the gross aggregate amount has been repaid in prior quarters and $26,000 was paid back in the quarter ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had a cash balance of $36,377.

We raised $20,860 in a private placement completed in May 2007. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.

Since June 29, 2007, and as of September 30, 2008, Michael Lieber, who is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made loans to the Company in the aggregate of $302,500, pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the “Amended Note”). Pursuant to the terms of the Amended Note, interest on the unpaid principal balance of the loan accrues at the rate of 3.88% per annum. The maturity date of the Amended Note is December 31, 2009.  As of September 30, 2008 the principal balance of this loan is $187,500 as $89,000 of the gross aggregate amount has been repaid in prior quarters and $26,000 was paid back in the quarter ended September 30, 2008.

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

None

ITEM 5. OTHER INFORMATION

None

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

CHARLESTON BASICS, INC.

By:	/s/ Michael Lieber
Name:	Michael Lieber
Title:	Chief Executive Officer and
Chief Financial Officer

Date:	November 10 , 2008