Form 10-Q
period 2008-12-31
CHARLESTON BASICS INC
filed 2009-02-10
CIK 1376502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2008

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

 800-975-8204
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

The number of shares of Common Stock of the Registrant, par value $0.0001 per share, outstanding at February 9, 2009 was 6,043,720.

PART I. Financial Information

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS CHARLESTON BASICS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND MARCH 31, 2008

	12/31/2008	03/31/2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$40,009	$33
Accounts receivable, net	13,395	736
Inventory	0	11,597

Total Current Assets	53,404	12,366

Property & equipment, net

Intangible assets - net	840	3,355

Total Assets	$54,244	$15,721

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,794	$20,411
Accrued expenses	65,015	15,951
Loan from Stockholder	182,000	146,000
Total Current Liabilities	252,809	182,362
Stockholders' Equity

Preferred stock, $.0001 par value 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 700,000,000 shares	604	604
authorized; 6,043,720 & 6,043,720 issued &
& outstanding 12/31/08 and 3/31/08
Additional paid in capital	20,856	20,856

Accumulated deficit	(220,025)	(188,101)
Total Stockholders' Deficit	(198,565)	(166,641)
Total Liabilities and Stockholders' Deficit	$54,244	$15,721

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDING DECEMBER 31, 2008 AND 2007

	12/31/08	12/31/07

Sales, net	$434,378	$570,323

Cost of sales	354,300	425,751
Gross profit	80,078	144,572

Distribution costs	118	9,847
Selling, general and administrative expenses	110,982	244,922
(Loss) from operations	(31,022)	(110,197)

(Loss) before income taxes	(31,022)	(110,197)

Provision for income taxes	902	5,485
Net (loss)	$(31,924)	(115,682)

Net (loss) per common share
Basic and Diluted	$(.005)	$(.019)

Weighted average common shares outstanding
Basic and Diluted	6,043,720	6,041,803

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF INCOME/(OPERATIONS) (UNAUDITED)
FOR THE THREE MONTHS ENDING DECEMBER 31, 2008 AND 2007

	12/31/08	12/31/07

Sales, net	$9,524	$82,252

Cost of sales	8,160	65,147
Gross profit	1,364	17,105

Distribution costs	118	4,826
Selling, general and administrative expenses	25,507	81,142
Income/(loss) from operations	(24,261)	(68,863)

Income/(loss) before income taxes	(24,261)	(68,863)

Provision for income taxes	-	-
Net income/(loss)	$(24,261)	(68,863)

Net income/(loss) per common share
Basic and Diluted	$(.004)	$(.011)

Weighted average common shares outstanding
Basic and Diluted	6,043,720	6,043,720

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDING DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,924)	$(115,682)
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization	2,515	2,515
(Increase) / decrease in assets:
Accounts receivables	(12,659)	14,883
Inventory	11,597	51,143
Other current assets		(3,650)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	32,443	(140,974)
Taxes payable	2,004	(1,498)

Net cash provided (used) by operating activities	3,976	(193,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from/(repayment to) stockholder - net	36,000	196,500
Stock issuance and capital paid in	-	3,750
Net Cash (used) provided by Financing Activities	36,000	200,250

Net change in cash and cash equivalents	39,976	6,987
Cash, beginning balance	33	19,540
Cash, ending balance	$40,009	$26,527
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$88	$7,117
Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance March 31, 2008	6,043,720	604	20,856	$(188,101)	$(166,641)
Net loss for the period ending December 31, 2008				(31,924)	(31,924)
Balance – December 31, 2008	6,043,720	$604	$20,856	$(220,025)	$(198,565)

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 - ORGANIZATION

Charleston Basics, Inc. (the “Company”) was incorporated on April 4, 2006 under the laws of the State of Delaware. The Company is engaged in the sale of outdoor camping goods and tactical gear.

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
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories are valued at the lower of cost (determined on first in/first out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2008 and March 31, 2008, inventory consisted of finished goods valued at $0 and $11,597, respectively.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.  There were no doubtful accounts as of December 31, 2008 and March 31, 2008.

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008, there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the periods ended December 31, 2008 and December 31, 2007, it amounted to $1,861 and $366, respectively.  The Company does not have any cooperative agreements with its vendors and therefore did not receive any payments toward advertising from them.

Distribution Costs

The Company’s shipping and handling costs are classified as distribution costs and presented separately on the Statement of Operations, in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  For the periods ended December 31, 2008 and 2007, it amounted to $118 and $9,847, respectively.

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

Intangibles

Since inception, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which addresses financial accounting and reporting for goodwill and other intangible assets after they have been initially recognized and supersedes APB Opinion No. 17, “Intangible Assets.” The Company periodically evaluates the carrying value of intangible assets to be held and used in accordance with SFAS 142 to assess impairment of intangible assets subject to amortization when events or change in circumstances indicate that the carrying amount of the intangible assets may not be recoverable on a non discounted basis. Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Based on its review, the company believes that, as of December 31, 2008, there were no impairments of intangible assets. The Company spent $10,063 on websites as of year ending March 31, 2007.  The estimated future amortization expense related to intangibles as of December 31, 2008 is as follows:

2009	$840

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As of December 31, 2008, management expects to fully collect the Company’s account receivable.  Therefore, no amount was set as an allowance for accounts receivable.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

Note 3 – COMMITMENTS AND CONTINGENCIES

The Company leases office space from related party for $1,500 per month on a month-to-month basis.  The Company expenses all rental costs as incurred. For the nine month period ended December 31, 2008 and 2007, it amounted to $13,500 and $13,500, respectively. This payment is inclusive of use of the office equipment; therefore company did not acquire any office furniture or equipment. The cost of web site was capitalized and amortized as intangible assets as required by generally accepted accounting principles. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On May 13, 2008, the Company finalized an agreement to issue 40,000 shares of restricted common stock in lieu of payment of a $10,000 obligation.  As of December 31, 2008, the Company has not yet issued these shares specified in the agreement.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The company has borrowed $182,000 from its principal shareholder.

The fact that the Company continued to sustain losses, had negative working capital at December 31, 2008, and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the next year. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

Note 4 – RELATED PARTIES

The Company borrowed during the year from its principal shareholder and owes him $182,000 and $146,000 at December 31, 2008 and March 31, 2008, respectively, plus accrued interest, interest being at the rate of 3.88% per annum.  The amount borrowed plus all accrued interest under promissory notes dated August 21, 2007 were restated in a grid note dated March 28, 2008 and will be repaid on or prior to a maturity date of December 31, 2009.  Unpaid interest is $11,706 and $6,485 at December 31, 2008 and March 31, 2008, respectively.  In addition, for the nine months ended December 31, 2008, the Company paid the shareholder a salary of $1,400 and accrued additional salary of $26,000; and for the nine months ended December 31, 2007, a salary of $82,000.

Note 5 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK

The Company had two major customers who accounted for 96% of revenues during the nine months ended December 31, 2008.  One customer accounted for 85%, and a second for 11% of the Company’s sales.  Two major customers accounted for more than 75% of revenues during the nine months ended December 31, 2007.  One accounted for 57%; a second for 20% of the Company’s sales.

There was one customer accounting for 100% of accounts receivable at December 31, 2008. One customer accounted for 99% of accounts receivable at December 31, 2007. The Company had three vendors providing 98% of purchases during the nine months ended December 31, 2008.  In the nine months ended December 31, 2007, one major vendor accounted for more than 85% of purchases.  The Company primarily sells to governmental bodies who deal with natural and man-made disasters. Their planning and budgeting for these events may significantly affect the result of operations.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 6 – INCOME TAXES

The Company is governed by the US Income Tax Laws, as well as by laws of New York State and New York City. Pursuant to the US, NYS and NYC Income Tax Laws.  The Company’s operations have incurred net accumulated operating losses of approximately $171,000 as of March 31, 2008 for income tax purposes.  However, an allowance has been created on the deferred tax asset of approximately $68,000 due to the uncertainty of its realization.

The following is a reconciliation of income tax expense:

	December 31, 2008	December 31, 2007
Current	$902	$5,485
Deferred	-	-

Total	$902	$5,485

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

The Company's principal executive offices are located at 1701 Avenue I, Brooklyn, NY 11230.

Results of Operation

Third Quarter of 2008 Compared to Third Quarter of 2007

For the quarter ended December 31, 2008, we had gross revenues of $9,524. For the quarter ended December 31, 2007 we had $82,252 in revenues. This decrease of over 88% is attributable to lower State and Local Government spending in the disaster preparedness space. We believe that the lower spending is a result of the overall difficult economic environment.

For the quarter ended December 31, 2008, cost of sales was $8,160 and gross profits were $1,364. For the quarter ended December 31, 2007 cost of sales was $65,147 and gross profits were $17,105. The decrease of approximately 87% and 92% respectively is due to the decreased sales and lower profit margins of approximately 7%.

For the quarter ended December 31, 2008, total operating expenses were $25,625 resulting in a loss from operations in the amount of $24,261. Some of the operating expenses included the following: salaries ($3,150), professional fees ($12,240) and rent ($4,500). For the quarter ended December 31, 2007 total operating expenses were $85,968, which resulted in a loss from operations in the amount of $68,863. Some of the operating expenses included the following: salaries ($45,695), professional fees ($17,390) and rent ($4,500). The decrease in operating expenses is primarily due to lower personnel expenses in the 2008 period.

Interest expense for the quarter ended December 31, 2008 was $1,813, as compared to $1,476 in the same period one year ago. The increase is due to accrued interest on outstanding loans that Michael Lieber, who is our Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made to the Company in the aggregate of $307,000 pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008. As of December 31, 2008 the principal balance of this loan was $182,000 as $115,000 of the gross aggregate amount has been repaid in prior quarters and $10,000 was paid back in the quarter ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had a cash balance of $40,009.

We raised $20,860 in a private placement completed in May 2007. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.

Since June 29, 2007, and as of December 31, 2008, Michael Lieber, who is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made loans to the Company in the aggregate of $307,000, pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the “Amended Note”). Pursuant to the terms of the Amended Note, interest on the unpaid principal balance of the loan accrues at the rate of 3.88% per annum. The maturity date of the Amended Note is December 31, 2009.  As of December 31, 2008 the principal balance of this loan is $182,000 as $115,000 of the gross aggregate amount has been repaid in prior quarters and $10,000 was paid back in the quarter ended December 31, 2008.

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

CHARLESTON BASICS, INC.

By:	/s/ Michael Lieber
Name:	Michael Lieber
Title:	Chief Executive Officer and
Chief Financial Officer

Date:	February 9, 2009