Form 10-K
period 2009-03-31
CHARLESTON BASICS INC
filed 2009-06-29
CIK 1376502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

As of June 29th, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was; N/A.

As of June 29th, 2009, the registrant had 6,043,720 , shares of common stock outstanding.

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

 PART I
ITEM 1.   BUSINESS

We were incorporated under the laws of the State of Delaware on April 4, 2006.  We are engaged in the sale of outdoor camping and survival products as identified below.

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

We expect to retain the services of an independent consultant to manage an internet specific marketing campaign. Such marketing would include "pay-per-click" keyword campaigns on major search engines such as Google and Yahoo and Search Engine Optimization ("SEO"). SEO is the process of improving the volume and quality of traffic to a web site from search engines via "natural" ("organic" or "algorithmic") search results for targeted keywords. Usually, the higher a site "ranks", the more searchers will visit that site. SEO means ensuring that web sites are accessible to search engines and are focused in ways that help improve the chances they will be found.

An organic search is a process by which internet users find web sites having unpaid search engine listings, as opposed to using the pay per click (PPC) advertisement listings displayed among the search results.

Our marketing initiatives will create brand awareness and should help drive traffic to our website. We estimate that the marketing expenses for the next 12 months will be approximately $10,000.

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

Key elements of our growth strategy for the next 12 months will focus on the most efficient methods to acquire new customers and increase sales with existing customers. We intend to implement our growth strategy through the following methods:

●	selectively expand our merchandise categories and product line;

●	target new categories of customers such as private security firms, oil drilling and mineral mining companies;

●	tailor our marketing, advertising and promotions to attract new customers and increase sales with existing customers;

●	actively seek to evaluate opportunities to develop or acquire businesses within attractive outdoor and survival product categories or with a similar customer base;

●	attend tradeshows in order to create awareness of our company and products;

●	hire an independent web developer to enhance our website; and

●
enhance relationships with clients by providing high quality customer service which will include low prices, efficient and timely product fulfillment using state of the art automated supply management system, and providing excellent communication channels between our company and our customers.

Sourcing of Products

Our products are supplied to us by third party suppliers. We depend primarily on three third-party suppliers, Global Imports, Ledmark Ind. and Rothco for the supply of our products. Global Imports accounted for more than 90% of our total purchases during the fiscal year ended March 31, 2008 and 19% for the fiscal year ended March 31, 2009. Ledmark Ind. accounted for more than 50% of our total purchases during the fiscal year ended March 31, 2009. We did not purchase anything from Ledmark Ind. during the fiscal year ended March 31, 2008. The loss of any of these suppliers, especially Global Imports, could affect our ability to sell our products at competitive prices, which would decrease our sales or earnings.

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

Competition

The outdoor and survival gear market is highly fragmented and competitive. We compete directly or indirectly with the following categories of companies:

●    other wholesalers such as Coleman, Rio, Stansport and The Sportsman’s Guide

●    other emergency survival resellers such as Fisher Safety, ProPac and EOD Technology.

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

Significant Customers

Two of our customers, Ready First Aid Company and Out In Style, accounted for approximately 77% of our total sales during the fiscal year ended March 31, 2008. Total sales to Ready First Aid Company accounted for approximately 56% of our total sales, while Out In Style, a commercial reseller of outdoor products, accounted for approximately 21% of such sales. During the fiscal year ended March 31, 2009, Asset Group, a disaster relief government contractor, and Out In Style accounted for almost 96% of revenues.  Asset Group, accounted for almost 82% of revenues while Out In Style accounted for 14% of such sales.

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

Employees

All executive functions including development, strategy and negotiations are currently being provided by Michael Lieber, our Chief Executive Officer. Mr. Lieber has agreed to  to waive a portion of his salary until such time that sufficient funds are available. We retain consultants and other professionals when necessary.  Additionally, we have one part time employee who handles all clerical work.

ITEM 1A.  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

1.           Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We were incorporated on April 4, 2006. We have begun offering our products for sale on our website, www.procurementhub.com and by telephone. Our limited operating history, based upon limited revenues and a lack of profitability makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses.

2.           The revenue of our business model is unproven and our success is dependent on our ability to develop and then expand our customer base.

Our business model is to generate revenues from the sale of rugged outdoor apparel and camping and survival goods to small and medium size private businesses as well as to government agencies. Our apparel line includes items such as shirts, pants, hats, coats, jackets, gloves and footwear, generally used by military, security or EMT workers. Our outdoor camping and survival products include items such as sleeping bags, hammocks, blankets, cots, chairs, stools, ropes, duffle bags, canteens and cookware. Our business model is new, and our ability to generate revenue is unproven. During the fiscal year ended March 31, 2008 and the fiscal year ended March 31, 2009, a significant portion of our revenues was generated from our larger customers. Targeting governmental agencies is especially risky because such customers may be subject to budget cuts, budgetary constraints or a reduction or discontinuation of funding. Therefore, it is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations.  Our success is dependent on our ability to develop and then expand our customer base. We cannot guarantee that we will ever be successful in doing this in order to generate revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.           We may require additional funding in the future and our operations could be curtailed if we are unable to obtain required additional funding when needed.

For the year ended March 31, 2008, we had gross revenues of $578,167, cost of sales of $431,556 and gross profits of $146,611.  For the year ended March 31, 2009, we had gross revenues of $449,522, cost of sales of $363,896 and gross profits of $85,626.  If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems and will not be able to fund our operating expenses over the next twelve months. We anticipate that we will require a minimum of $150,000 to fund our activities for the next twelve months. We hope that we may be able to increase sales and thereby increase our cash position. However, there is no assurance that we will be successful in this regard or that the increase in sales will raise cash positions to sufficient levels. We may therefore require additional funding to sustain operations through the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

4.          Two of our customers accounted for approximately 77% of total sales during the fiscal year ended March 31, 2008 and one of them accounted for 14% of our total sales during the fiscal year ended March 31, 2009.  Any negative change in our relationship with our major customers could have significant negative effects on revenues and profits.

Two of our customers, Ever Ready First Aid Company, a commercial reseller of emergency products, and Out In Style accounted for more than 77% of revenues during the fiscal year ended March 31, 2008. Ever Ready First Aid Company accounted for 56% of our total sales, while Out In Style accounted for 21% of such sales. During the fiscal year ended March 31, 2009, Asset Group, a disaster relief government contractor, accounted for almost 82% of revenues while Out In Style accounted for 14% of such sales. Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner could harm our relationships with our customers.  Furthermore, if our major customers experience planning or budgetary constraints, significant downturn in their businesses, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations, and financial condition.

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

6.           We are dependent on three suppliers for the supply of our products, making us vulnerable to supply problems and price fluctuations, which could cause us to fail to meet the demands of our customers and could adversely affect our financial results to the extent we were unable to find replacement suppliers.

We depend on three major suppliers to supply us with the products that we resell by telephone and on our website. We primarily rely on Rothco and Ledmark Ind., both of whom are wholesale distributors of outdoor apparel, camping and tactical gear, and Global Imports, a company specializing in imports from China. We do not have any agreements with our suppliers. The loss of these suppliers could, in the short term, adversely affect our financial results until alternative supply arrangements are secured. In addition, there is no assurance that any new supply arrangements entered into by the Company will have terms as favorable as those contained in current supply arrangements.

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

We are highly dependent on the Chief Executive Officer, Financial Officer, and Director, Mr. Michael Lieber, to manage our overall operations and identify new products to expand our sales and enhance our existing product line. We do not maintain key man life insurance on any of our officers and directors. In addition, Mr. Lieber is under no contractual obligation to remain employed by us. If we were to lose his services, or if he is not available to us when we need him, our ability to continue our business model would suffer and we may be forced to cease operations until such time as we could hire a suitable replacement. The loss of Mr. Lieber would have a material adverse effect on our business and operations.

9.           Our Chief Executive Officer owns a majority of the outstanding shares of our common stock and other stockholders may not be able to influence control of the company or decision making by management of the company.

Our Chief Executive Officer, Michael Lieber presently owns 99.3% of our outstanding common.  As a result, our Chief Executive Officer has substantial control over all matters submitted to our stockholders for approval including the following matters: election of our board of directors; removal of any of our directors; amendment of our Certificate of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Other stockholders may find the corporate decisions influenced by our Chief Executive Officer are inconsistent with the interests of other stockholders.  In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such stockholders’ wishes.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

15.         We may be adversely affected by recent events in the capital and credit markets.

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit and volatility in the capital and credit markets, have adversely affected business and economic environments. These conditions have resulted in financial instability or other adverse effects at many prospective buyers of our goods. Any of these events may adversely affect our cash flow, profitability and financial condition. Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to corporations such as ours. Continued disruption of the credit markets has affected and could continue to adversely affect our ability to access capital to implement our plans for expansion.

16.        Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures,our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures. Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

17.         The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $100,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Registration Statement, as filed with the SEC on Form S-1 on April 3rd, 2008, was declared effective by the SEC on April 16th, 2008. On May 8th 2008 FINRA cleared our securities for an unpriced quotation on the OTC Bulletin Board and Pink Sheets under the symbol CHBS. On May 23rd, 2008 FINRA cleared a request by our market maker to submit a quote of $0.35 bid,$0 ..50 ask on the OTC Bulletin Board and Pink Sheets. As of June 29th, 2009, there has been no active trading market established.

HOLDERS

As of June 29th, 2009, we have 6,043,720 shares of $ 0.0001 par value common stock issued and outstanding held by 43 shareholders of record. The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701, telephone (727) 289-0010.

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

On April 4, 2006, we issued 2,000 shares of our common stock to Andrea Bereck, a former officer.  The purchase price paid for such shares was equal to their par value, $0.0001 per share, and amounted in the aggregate to $0.20.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Ms. Bereck was our founding officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the Securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

We are a company engaged in the direct sales of outdoor camping and survival products mainly to commercial resellers and governmental agencies involved in emergency management and public safety.  Typical items we sell include rugged outdoor wear, tents, sleeping bags, hammocks, blankets, cots, chairs, stools, ropes, duffle bags, hydropacks, knives, flashlights, canteens, and cookware.

Results of Operation

For the year ended March 31, 2009, we had gross revenues of $449,522. For the year ended March 31, 2008 we had $578,167 in revenues. This decline of 22% is mainly due to a decrease in State and Local government allocations of funds for disaster preparedness. Due to significant tax revenue declines, local governments have had budget constraints that have had a negative impact on budget funds available for non-essential items.

 For the year ended March 31, 2009, cost of sales was $363,896 and gross profits were $85,626. For the year ended March 31, 2008, cost of sales was $431,556 and gross profits were $146,611. The decrease of approx. 16% and 42% respectively is due to lower sales. Also there were tighter margins due to heavier competition from other companies trying to reduce their inventory.

For the year ended March 31, 2009, total operating expenses were $129,639 resulting in a loss from operations in the amount of $44,014. Some of the operating expenses included the following: Salaries & Commissions (39,100), Shipping (218), Professional fees (48,526) and rent (18,000). For the year ended March 31, 2008, total operating expenses were $319,974 resulting in a loss from operations in the amount of $173,363. Some of the operating expenses included the following: Salaries & Commissions (189,400), Shipping (9,847), Professional fees (40,986) and rent (18,000). The decrease in operating expenses of 59% is primarily due to lower salaries paid during this past fiscal year.

The Company had two major customers who accounted for more than 96% of revenues during the year ended March 31, 2009.  Asset Group, a disaster relief government contractor, accounted for almost 82% of revenues while Out In Style accounted for 14% of such sales. The Company had two major customers who accounted for more than 77% of our revenues during the year ended March 31, 2008. One customer, Ever Ready First Aid Company, a commercial reseller and wholesale distributor of emergency products, accounted for more than 56% of our total revenues and Out In Style accounted for more than 21% of such revenues.

Liquidity and Capital Resources

As of June 29th, 2009, we had a cash balance of $2408.

In a private placement completed in May 2007, we raised $20,860 from the 41 selling security holders. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.   If our operating revenues during the next twelve months are similar to those of the previous twelve months, we will not be able to finance our continued operations from our operating revenues and will have to raise the  funds to pay for these expenses.  While we have been financed with loans from our Chief Executive Officer aggregating $96,000 during the fiscal year ending March 31, 2009, there can be no assurance that Mr. Lieber will agree to loan or advance additional amounts to the Company.  We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us from Mr. Lieber or any other source.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer (acting also as the principal financial officer) has conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of March 31st, 2009.  Based on his evaluation, the Company’s Chief Executive Officer  (acting also as the principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

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

Name and Business Address	Age	Position
Michael Lieber c/o Charleston Basics, Inc. 1701 Avenue I Brooklyn, NY 11230	34	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

The Company has not yet adopted a Code of Ethics. We do not have an audit committee or nominating committee because there is  only 1 directors and one officer. The board of directors fulfills the functions of the audit committee. However, the board of directors does not include an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Since our incorporation on April 4, 2006, Michael Lieber has been our President, Chief Executive Officer, Chief Financial Officer and Director. We have no formal employment agreement with Mr. Lieber. Our board of directors agreed to compensate Mr. Lieber with an annual base salary equal to $106,600, as of October 2006; and commissions equal to 11.5% of the Company’s gross revenues, until further notice. During our fiscal year ended March 31, 2008, Mr. Lieber was paid a total of $103,900 in salary. No commission was paid to Mr. Lieber in the year ended March 31, 2008. During the fiscal year ended March 31, 2009, Mr. Lieber was paid  a total of $27,400 in salary. Though Mr. Lieber was due additional   salary plus commissions, he has agreed to waive this additional compensation for the year ending March 31, 2009.

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.  Since our incorporation on April 4, 2006, no stock options or stock appreciation rights were granted to any of our directors or executive officers.

The following table sets forth information concerning the compensation paid or earned during the period of April 1, 2007 until March 31, 2008 (Fiscal 2007) and the period of  April 1, 2008 until March 31, 2009 (Fiscal 2008), for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer (“PEO”)or acting in a similar capacity during the fiscal year ended March 31, 2008 and fiscal year ended March 31, 2009, regardless of compensation level; (ii) all individuals who served as the principal financial officer (“PFO”) or acting in a similar capacity during the fiscal year ended March 31, 2008 and fiscal year ended March 31, 2009, regardless of compensation level; (iii) The registrant's three most highly compensated executive officers other than the PEO and PFO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation during the fiscal year ended March 31, 2008 or March 31, 2009 exceeded $100,000; (iv) up to two additional individuals who served as officers during the fiscal year ended March 31, 2008 or March 31, 2009 and whose total compensation during the fiscal year ended March 31, 2008 or March 31, 2009 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael Lieber(1)	2007	103,900	0	0	0	0	0	103,900
Michael Lieber(1)	2008	27,400	0	0	0	0	0	27,400

(1) Mr. Lieber has been serving as our Director, Chief Executive Officer, and Chief Financial Officer since April 4, 2006.

Outstanding Equity Awards

During the fiscal year ended March 31, 2009, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the fiscal year ended March 31, 2009, Mr. Lieber was paid a total of $27,400 in salary. No commission was paid to Mr. Lieber as of March 31, 2009. Any commission to be paid to Mr. Lieber will be determined by the board of directors of the Company during the next fiscal year. Except as set forth above under the section entitled “Summary Compensation,” none of our directors has received any compensation for the services rendered to our Company in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of June 29th, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 6,043,720 shares of our common stock issued and outstanding as of  June 29th, 2009.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Charleston Basics, Inc., 1701 Avenue I, Brooklyn, NY 11230.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Tradewise Associates LLC(1)	Common	6,000,000		99.3%

Michael Lieber(1)	Common	6,000,000	(2)	99.3%

Directors and Officers as a Group (2 persons)	Common	6,000,000		99.3%

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

During the fiscal year ended March 31, 2008  Mr. Lieber made additional loans to the Company in the aggregate of $245,500, pursuant to Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the “Amended Note”). During the fiscal year ended March 31, 2009 Mr. Lieber made additional loans to the Company in the aggregate of $96,000, pursuant to this same Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the “Amended Note”). Pursuant to the terms of the Amended Note, interest on the unpaid principal balance of the loan accrues at the rate of 3.88% per annum. The maturity date of the Amended Note is December 31, 2009.  As of June 29th, 2009 the Company has repaid $157,500 of the $341,500.

We believe that the terms of these transactions reflect, and will continue to reflect, terms that would be no less favorable to us than those that would be available between unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended March 31, 2009 and 2008 were $19,750 and $18,500 respectively.

AUDIT RELATED FEES

There were no fees billed for audit related services by our principal accountant during the years ended March 31, 2009 and 2008.

TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the years ended March 31, 2009 and 2008 were $10,830 and $15,675 respectively.

ALL OTHER FEES

There were no other fees billed by the principal accountant, other than those previously reported in this Item 14, during the years ended March 31, 2009 and 2008.

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

See index to financial statements at page F-1.

Exhibits

Number	Exhibit

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29h day of June, 2009.

 REGISTRANT

Charleston Basics, INC.

Date: June 29, 2009	By:	/s/ Michael Lieber
Michael Lieber
Chief Executive Officer and Chief Financial Officer

By:	/s/ Michael Lieber
Michael Lieber
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: June 29, 2009	By:	/s/ Michael Lieber
Name
Chief Executive Officer,
President, Chief Financial
Officer, Director, (principal executive and financial officer)

CHARLESTON BASICS, INC.

FINANCIAL STATEMENTS

MARCH 31, 2009

MORGENSTERN,SVOBODA & BAER, CPA’s, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Charleston Basics, Inc.

We have audited the accompanying balance sheets of Charleston Basics, Inc. as of March 31, 2009 and 2008, and the related statement of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2009.  Charleston Basics, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charleston Basics, Inc. as of March 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Morgenstern, Svoboda & Baer, CPA’s PC
Certified Public Accountants

New York, NY
June 29, 2009

CHARLESTON BASICS, INC.
BALANCE SHEETS (AUDITED)
AS OF MARCH 31, 2009 AND MARCH 31, 2008

ASSETS	03/31/2009	03/31/2008

Current Assets
Cash and cash equivalents	$445	$33
Accounts receivable, net	13,224	736
Inventory	24,076	11,597

Total Current Assets	37,745	12,366

Property & equipment, net

Intangible assets - net	-	3,355

Total Assets	$37,745	$15,721

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$46,230	$20,411
Accrued expenses	19,072	15,951
Loan from Stockholder	184,000	146,000
Total Current Liabilities	249,302	182,362
Stockholders' Equity

Preferred stock, $.0001 par value 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value, 700,000,000 shares	604	604
authorized; 6,043,720 issued &
& outstanding 03/31/09 and 3/31/08
Additional paid in capital	20,856	20,856

Accumulated deficit	(233,017)	(188,101)
Total Stockholders' Deficit	(211,557)	(166,641)
Total Liabilities and Stockholders' Deficit	$37,745	$15,721

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF OPERATIONS (AUDITED)
FOR THE YEARS ENDING MARCH 31, 2009 AND 2008

	2009	2008

Sales, net	$449,522	$578,167

Cost of sales	363,896	431,556
Gross profit	85,626	146,611

Distribution costs	218	9,847
Selling, general and administrative expenses	129,421	310,127

(Loss) from operations	(129,640)	(319,974)
(Loss) before income taxes	(44,014)	(173,363)

Provision for income taxes	902	5,512
Net (loss)	$(44,916)	(178,875)

Net (loss) per common share
Basic and Diluted	$(.01)	$(.03)

Weighted average common shares outstanding
Basic and Diluted	6,043,720	6,039,970

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(44,916)	$(178,875)
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization	3,355	3,354
(Increase) / decrease in assets:
Accounts receivables	(12,488)	78,865
Inventory	(12,479)	56,615
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	28,940	(129,216)

Net cash provided (used) by operating activities	(37,588)	(169,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from stockholder - net	38,000	146,000
Stock issuance and capital paid in	-	3,750
Net Cash (used) provided by Financing Activities	38,000	149,750

Net change in cash and cash equivalents	412	(19,507)
Cash, beginning balance	33	19,540
Cash, ending balance	$445	$33
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$88	$5,599
Interest payments	$-	$-

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (AUDITED)
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity/ (Deficit)
Balance March 31, 2007	6,036,220	$604	$17,106	$(9,226)	$8,484
Stock issuance and additional paid in capital	7,500	-	3,750	-	3,750
Net loss for the year ending March 31, 2008				(178,875)	(178,875)
Balance – March 31, 2008	6,043,720	604	20,856	(188,101)	(166,641)
Net loss for the year ending March 31, 2009				(44,916)	(44,916)
Balance – March 31, 2009	6,043,720	$604	$20,856	$(233,017)	$(211,557)

The accompanying notes are an integral part of these financial statements.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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
MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories are valued at the lower of cost (determined on first in/first out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2009 and March 31, 2008, inventory consisted of finished goods valued at $24,076 and $11,597, respectively.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.  There were no doubtful accounts as of March 31, 2009 and March 31, 2008.

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its long-lived assets.

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
MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the years ended March 31, 2009 and March 31, 2008, it amounted to $2,883 and $366, respectively.  The Company does not have any cooperative agreements with its vendors and therefore did not receive any payments toward advertising from them.

Distribution Costs

The Company’s shipping and handling costs are classified as distribution costs and presented separately on the Statement of Operations, in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  For the years ended March 31, 2009 and 2008, it amounted to $218 and $9,847, respectively.

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

Intangibles

Since inception, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which addresses financial accounting and reporting for goodwill and other intangible assets after they have been initially recognized and supersedes APB Opinion No. 17, “Intangible Assets.” The Company periodically evaluates the carrying value of intangible assets to be held and used in accordance with SFAS 142 to assess impairment of intangible assets subject to amortization when events or change in circumstances indicate that the carrying amount of the intangible assets may not be recoverable on a non discounted basis. Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Based on its review, the company believes that, as of March 31, 2009, there were no impairments of intangible assets.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As of March 31, 2009, management expects to fully collect the Company’s account receivable.  Therefore, no amount was set as an allowance for accounts receivable.

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

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
MARCH 31, 2009

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

Note 3 – COMMITMENTS AND CONTINGENCIES

The Company leases office space from related party for $1,500 per month on a month-to-month basis.  The Company expenses all rental costs as incurred. For the years ended March 31, 2009 and 2008, it amounted to $18,000 and $13,500, respectively. This payment is inclusive of use of the office equipment; therefore the Company did not acquire any office furniture or equipment. The cost of web site was capitalized and amortized as intangible assets as required by generally accepted accounting principles. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

On May 13, 2008, the Company finalized an agreement to issue 40,000 shares of restricted common stock in lieu of payment of a $10,000 obligation.  As of March 31, 2009, the Company has not yet issued these shares specified in the agreement.

CHARLESTON BASICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Note 3 – COMMITMENTS AND CONTINGENCIES (continued)

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The company has borrowed $184,000 from a shareholder as of March 31, 2009.

The fact that the Company continued to sustain losses, had negative working capital at March 31, 2009, and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the next year. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

Note 4 – RELATED PARTIES

The Company borrowed during the year from a shareholder and owes him $184,000 and $146,000 at March 31, 2009 and March 31, 2008, respectively, plus accrued interest, interest being at the rate of 3.88% per annum.  The amount borrowed plus all accrued interest under promissory notes dated August 21, 2007 were restated in a grid note dated March 28, 2008 and will be repaid on or prior to a maturity date of December 31, 2009.  Unpaid interest is $13,504 and $6,485 at March 31, 2009 and March 31, 2008, respectively.  In addition, for the year ended March 31, 2009, the Company paid the shareholder a salary of $1,400 and accrued additional salary of $26,000; and for the year ended March 31, 2008, a salary of $103,900.

Note 5 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK

The Company had two major customers who accounted for 96% of revenues during the year ended March 31, 2009.  One customer accounted for 82%, and a second for 14% of the Company’s sales.  Two major customers accounted for more than 77% of revenues during the year ended March 31, 2008.  One accounted for 56%; a second for 21% of the Company’s sales.

There was one customer accounting for 100% of accounts receivable at March 31, 2009. One customer accounted for over 65% of accounts receivable at March 31, 2008. The Company had two vendors providing 38% of purchases during the year ended March 31, 2009.  In the year ended March 31, 2008, two major vendors accounted for 100% of purchases.  The Company primarily sells to governmental bodies who deal with natural and man-made disasters. Their planning and budgeting for these events may significantly affect the result of operations.

Note 6 – INCOME TAXES

The Company is governed by the US Income Tax Laws, as well as by laws of New York State and New York City. Pursuant to the US, NYS and NYC Income Tax Laws.  The Company’s operations have incurred net accumulated operating losses of approximately $216,000 as of March 31, 2009 for income tax purposes.  However, a hundred percent allowance has been created on the deferred tax asset of approximately $86,000 due to the uncertainty of its realization.

The following is a reconciliation of income tax expense:

	March 31, 2009	March 31, 2008

Current	$902	$5,512
Deferred	-	-

Total	$902	$5,512