Form 10-Q
period 2009-06-30
CHARLESTON BASICS INC
filed 2009-08-13
CIK 1376502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Charleston Basics, Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	333-145211	20-4748555
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

1701 Avenue I Brooklyn, New York 11230 (Address of principal executive offices)

(800) 975-8204
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐     Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,043,720 shares of Common Stock, as of August 10, 2009.

CHARLESTON BASICS, INC.
FORM 10-Q
June 30, 2009

ITEM 1. Financial Information

CHARLESTON BASICS, INC.

June 30, 2009 and 2008

CHARLESTON BASICS, INC.

Balance Sheets

	June 30, 2009 (Unaudited)	March 31, 2009
ASSETS
Current Assets
Cash	$2,408	$445
Accounts receivable	33,662	13,224
Inventory	7,540	24,076
Total Current Assets	43,610	37,745

TOTAL ASSETS	$43,610	$37,745

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$56,714	$46,230
Accrued expenses	18,534	19,072
Loan from stockholder	197,500	184,000
Total Current Liabilities	272,748	249,302

Stockholders' Deficit
Preferred stock: at $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: at $0.0001 par value; 700,000,000 shares authorized; 6,043,720 shares issued and outstanding	604	604
Additional paid-in capital	20,856	20,856
Accumulated deficit	(250,598)	(233,017)
Total Stockholders’ Deficit	(229,138)	(211,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,610	$37,745

See accompanying notes to the financial statements.

CHARLESTON BASICS, INC.

Statements of Operations
(Unaudited)
	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008
Revenue:
Sales	$30,284	$14,369

Cost of sales	17,493	12,161
Gross profit	12,791	2,208

Operating Expenses:
Professional fees	19,989	-
General and administrative	9,712	60,256

Total operating expenses	29,701	60,526

Loss before income taxes	(16,910)	(58,048)

Provision for income taxes	(671)	(743)

Net loss	$(17,581)	$(58,791)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	6,043,720	6,043,720

See accompanying notes to the financial statements.

CHARLESTON BASICS, INC.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,581)	$(58,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	838
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,438)	(2,053)
Decrease in inventory	16,536	11,208
Increase in accounts payable and accrued expenses	9,946	34,427
Net Cash Used in Operating Activities	(11,537)	(14,371)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) loan from stockholder	13,500	15,000
Net Cash Provided by Financing Activities	13,500	15,000

NET CHANGE IN CASH	1,963	629

CASH AT BEGINNING OF PERIOD	445	33
CASH AT END OF PERIOD	$2,408	$662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For:
Taxes paid	$530	$88

See accompanying notes to the financial statements.

CHARLESTON BASICS, INC.

June 30, 2009 and 2008
Notes to the Financial Statements
 (Unaudited)

NOTE 1 - ORGANIZATION

Charleston Basics, Inc. (the “Company”) was incorporated on April 4, 2006 under the laws of the State of Delaware. The Company is now engaged in the sale of outdoor camping goods, disaster relief supplies and tactical gear.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements for the three months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed on June 29, 2009.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  There was no allowance for doubtful accounts at June 30, 2009 or March 31, 2009.  The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

Inventories are valued at the lower of cost (determined on first in/first out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2009 and March 31, 2009, inventory consisted of finished goods valued at $7,540 and $24,076, respectively.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

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

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently issued accounting standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending March 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

☐	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

☐	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

☐	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company has minimal revenues, has negative working capital and has an accumulated deficit of $250,598.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – RELATED PARTIES

The Company leases office space from a related party for $1,500 per month on a month-to-month basis.  The Company expenses all rental costs as incurred. For the three months ended June 30, 2009 and 2008, rent expense amounted to $4,500. This payment is inclusive of use of the office equipment; therefore the Company did not acquire any office furniture or equipment.  There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

NOTE 5 – LOAN FROM SHAREHOLDER

The Company borrowed $13,500 during the quarter from its principal shareholder and owes him $197,500 at June 30, 2009, plus accrued interest, with interest being at the rate of 3.88% per annum to be repaid on or prior to the maturity date of December 31, 2009.  Unpaid interest is $15,345 at June 30, 2009.

NOTE 6 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK

The Company had three customers who accounted for 100% of revenues during the three months ended June 30, 2009.  The first customer accounted for 51%, the second customer accounted for 33% and the third customer accounted for 16% of the Company’s sales.  Four customers accounted for almost 100% of revenues during the three months ended June 30, 2008.  One accounted for 40%; a second for 28%, a third for 22%, and the fourth for 10% of the Company’s sales.

There were two customers accounting for 100% of accounts receivable at June 30, 2009. One customer accounted for 85% with the second accounting for the remaining 15% of accounts receivable at June 30, 2009. There were two customers accounting for 100% of accounts receivable at June 30, 2008.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

The Company's principal executive offices are located at 1701 Avenue I, Brooklyn, NY 11230

Results of Operation

First Quarter of 2009 Compared to First Quarter of 2008

For the quarter ended June 30, 2009, we had gross revenues of $30,284. For the quarter ended June 30, 2008 we had $14,369 in revenues. This increase of 111% may not necessarily be a continuing trend but rather reflects typical quarterly fluctuations.

For the quarter ended June 30, 2009, cost of sales was $17,493 and gross profits were $12,791. For the quarter ended June 30, 2008 cost of sales was $12,161 and gross profits were $2,208. The increase of approximately 44% and 479% respectively is due to the increased sales and the fact that the majority of sales were in higher margin products.

For the quarter ended June 30, 2009, total operating expenses were $29,701 resulting in a loss from operations in the amount of $16,910. Some of the operating expenses included the following: salaries ($3,150), professional fees ($19,989) and rent ($4,500). For the quarter ended June 30, 2008 total operating expenses were $60,526, which resulted in a loss from operations in the amount of $58,048. Some of the operating expenses included the following: salaries ($30,550), professional fees ($17,176) and rent ($4,500). The decrease in operating expenses is primarily due to lower personnel expenses in the 2009 period.

Interest expense for the quarter ended June 30, 2009 was $1,841, as compared to $1,502 in the same period one year ago. The increase is due to accrued interest on outstanding loans that Michael Lieber, who is our Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made to the Company in the aggregate of $355,000 pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008. As of June 30, 2009 the principal balance of this loan was $197,500 as $157,500 of the gross aggregate amount has been repaid in prior years.

Liquidity and Capital Resources

As of June 30, 2009, we had a cash balance of $2,408.

We raised $20,860 in a private placement completed in May 2007. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.

Since June 29, 2007, and as of June 30, 2009, Michael Lieber, who is Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made loans to the Company in the aggregate of $355,000, pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the “Amended Note”). Pursuant to the terms of the Amended Note, interest on the unpaid principal balance of the loan accrues at the rate of 3.88% per annum. The maturity date of the Amended Note is December 31, 2009.  As of June 30, 2009 the principal balance of this loan is $197,500 as $157,500 of the gross aggregate amount has been repaid in prior years.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

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

Reports on Form 8-K

 (a) Form 8-K filed on July 8, 2009 (Item 4.01)

(b)  Form 8-K/A filed on July 16, 2009 (Item 4.01)

(c ) Form 8-K filed on August 12, 2009 (Item 4.01)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLESTON BASICS, INC.

By:	/s/ Michael Lieber
Name:	Michael Lieber
Title:	Chief Executive Officer and
Chief Financial Officer

Date:	August 13, 2009