Form 10-Q
period 2009-09-30
CHARLESTON BASICS INC
filed 2009-11-13
CIK 1376502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________________________ to ___________________________

Commission file number: 333-145211

CHARLESTON BASICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4748555
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Paragon Capital LP 110 East 59th Street, 29th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 593-1600

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
214 Broad Street
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 13, 2009, there were 6,543,720 shares of Common Stock, $0.0001 par value per share, and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

CHARLESTON BASICS, INC.
Balance Sheets

	September 30, 2009 (Unaudited)	March 31, 2009
ASSETS

Current Assets
Cash	$236,503	$445
Cash – restricted	25,000	-
Accounts receivable	28,114	13,224
Inventory	-	24,076
Total Current Assets	289,617	37,745

TOTAL ASSETS	$289,617	$37,745

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$62,056	$46,230
Accrued expenses	17,779	19,072
Loan from former stockholder	211,827	184,000
Total Current Liabilities	291,662	249,302

Stockholders' Deficit
Preferred stock: at $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: at $0.0001 par value; 700,000,000 shares authorized; 6,543,720 and 6,043,720 shares issued and outstanding, respectively	654	604
Additional paid-in capital	270,806	20,856
Accumulated deficit	(273,505)	(233,017)
Total Stockholders’ Deficit	(2,045)	(211,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$289,617	$37,745

See accompanying notes to the financial statements.

CHARLESTON BASICS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008
Revenue:
Sales	$10,793	$410,485

Cost of sales	10,508	333,979
Gross profit	285	76,506

Operating Expenses:
Professional fees	10,112	-
General and administrative	13,080	25,219

Total operating expenses	23,192	25,219

Income (loss) before income taxes	(22.907)	51,287

Provision for income taxes	-	159

Net income (loss)	$(22,907)	$51,128

Net income (loss) per common share - basic and diluted	$(0.00)	$0.01

Weighted average number of common shares outstanding – basic and diluted	6,049,155	6,043,720

See accompanying notes to the financial statements.

CHARLESTON BASICS, INC.
Statements of Operations
(Unaudited)

	For the Six Months Ended September 30, 2009	For the Six Months Ended September 30, 2008
Revenue:
Sales	$41,077	$424,854

Cost of sales	28,001	346,140
Gross profit	13,076	78,714

Operating Expenses:
Professional fees	30,101	-
General and administrative	22,792	85,475

Total operating expenses	52,893	85,475

Loss before income taxes	(39,817)	(6,761)

Provision for income taxes	671	902

Net loss	$(40,488)	$(7,663)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	6,045,552	6,043,720

See accompanying notes to the financial statements.

CHARLESTON BASICS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended September 30, 2009	For the Six Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,488)	$(7,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,677
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,890)	(34,787)
Decrease in inventory	24,076	7,342
Increase in accounts payable and accrued expenses	14,533	28,275
Net Cash Used in Operating Activities	(16,769)	(14,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from stockholder	27,827	41,500
Proceeds from issuance of common stock	250,000	-
Increase in restricted cash	(25,000)	-
Net Cash Provided by Financing Activities	252,827	41,500

NET CHANGE IN CASH	236,058	36,344

CASH AT BEGINNING OF PERIOD	445	33
CASH AT END OF PERIOD	$236,503	$36,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For:

Interest paid	$-	$-
Taxes paid	$530	$88

See accompanying notes to the financial statements.

CHARLESTON BASICS, INC.
September 30, 2009 and 2008
Notes to the Financial Statements
 (Unaudited)

NOTE 1 -                      ORGANIZATION

Charleston Basics, Inc. (the “Company”) was incorporated on April 4, 2006 under the laws of the State of Delaware. The Company is engaged in the sale of outdoor camping goods and tactical gear.

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements for the interim period ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2009.

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

Fiscal year end

The Company elected March 31st as its fiscal year ending date.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts at September, 2009 or March 31, 2009. The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

Inventories are composed of purchased goods valued at the lower of cost (determined on first in/first out basis) or market. The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories, if any, based primarily on current selling price and sales prices of confirmed backlog orders.

As of September 30, 2009 and March 31, 2009, inventory valued at $0 and $24,076, respectively.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

·	Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
·	Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
·	Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts receivable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Recently issued accounting standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of

2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent)

if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $273,505 at September 30, 2009, a net loss from operations of $40,488 and net cash used in operations of $16,769 for the interim period ended September 30, 2009, respectively.

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

NOTE 4 – LOAN FROM FORMER SHAREHOLDER

The Company borrowed $14,327 during the quarter from its former principal shareholder and owes him $211,827 at September 30, 2009, plus accrued interest, with interest being at the rate of 3.88% per annum maturing on December 31, 2009.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On September 30, 2009, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Paragon Capital LP (“Paragon”) pursuant to which the Company sold 500,000 shares of its common stock to Paragon for an aggregate purchase price of $250,000 (the “Purchase Price”). The Registrant will use up to $225,000 of the Purchase Price to satisfy all debts and liabilities disclosed in the Purchase Agreement, including certain liabilities of the Registrant to Michael Lieber, the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. The remaining $25,000 of the Purchase Price shall be held by an Escrow Agent to offset any liabilities, whether disclosed or not disclosed, up until January 15, 2010 and is being shown in the financial statements as restricted cash.

NOTE 6 – MAJOR CUSTOMERS AND CONCENTRATED CREDIT RISK

The largest customer accounted for approximately 68% of total sales for the six months ended September 30, 2009. This customer accounted for 100% of the accounts receivable balance at September 30, 2009. The second largest customer accounted for approximately 23% respectively of total sales for the aforementioned period. Management has determined that all receivables will be fully collected.

NOTE 7 – RELATED PARTIES

The Company leases office space from a related party for $1,500 per month on a month-to-month basis. The Company expenses all rental costs as incurred. For the six months ended September 30, 2009 and 2008, rent expense amounted to $9,000 each. This payment is inclusive of use of the office equipment; therefore the Company did not acquire any office furniture or equipment. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 11, 2009, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Charleston Basics” in this Quarterly Report collectively refers to the Company.

Overview

We are an early stage company engaged in the direct sales of outdoor camping and survival products mainly to commercial resellers and governmental agencies involved in emergency management and public safety. Typical items we sell include rugged outdoor wear, tents, sleeping bags, hammocks, blankets, cots, chairs, stools, ropes, duffle bags, hydro packs, knives, flashlights, canteens, and cookware.

Change in Control

On September 30, 2009, we entered into a Stock Purchase Agreement with Paragon Capital LP (“Paragon”) pursuant to which we sold 500,000 shares of our common stock to Paragon for an aggregate purchase price of $250,000. The shares were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Registrant under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Under the Stock Purchase Agreement, we agreed to use $225,000 of the purchase price to satisfy all debts and liabilities disclosed in the Stock Purchase Agreement, including certain of our liabilities owed by us to Michael Lieber, our then President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. The remaining $25,000 of the $250,000 purchase price is being held in escrow by an Escrow Agent to offset any liabilities, whether disclosed or not disclosed, up until January 15, 2010.

Also on September 30, 2009, pursuant to that certain Selling Stockholder Purchase Agreement, dated September 30, 2009, Michael Lieber t/a Tradewise Associates LLC, a New York limited liability company wholly-owned by Michael Lieber, sold an aggregate of 5.8 million (5,800,000) shares of his common stock of our Company to Paragon in consideration for $10,000. The shares represented approximately 96% of the then issued and outstanding shares of common stock of the Company.

Upon the consummation of the sale and the transaction contemplated by the Stock Purchase Agreement and Stockholder Purchase Agreement disclosed above, Mr. Donenfeld, the general partner of Paragon and our newly appointed Chief Executive Officer, Chief Financial Officer and Director, beneficially owns 6,300,000 shares of our common stock, representing approximately 96.3% of the issued and outstanding shares of common stock of our Company. There are no other officers or directors of the Registrant.

In addition, upon the consummation of the transactions contemplated by the Stock Purchase Agreement and the Selling Stockholder Purchase Agreement on September 30, 2009, Michael Lieber resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of our Company effective immediately, Simultaneously, our Board of Directors appointed Alan P. Donenfeld, the general partner of Paragon, as our President, Chief Executive Officer, Chief Financial Officer and Director of the Company. Mr. Lieber remains as a Consultant to the Company.

This change in control was reported to the public by our Company’s filing of a Current Report on Form 8-K with the Securities and Exchange Commission on September 30, 2009.

Results of Operation

Three months ended September 30, 2009 Compared to 2008

For the quarter ended September 30, 2009, we had gross revenues of $10,793. For the quarter ended September 30, 2008 we had $410,485 in revenues. This decrease in revenues was primarily due to the subdued hurricane season and the lack of any disaster relief operations. We sell in outdoor camping and survival products mainly to commercial resellers and governmental agencies involved in emergency management and public safety. Typical items we sell include rugged outdoor wear, tents, sleeping bags, hammocks, blankets, cots, chairs, stools, ropes, duffle bags, hydro packs, knives, flashlights, canteens, and cookware.

For the quarter ended September 30, 2009, cost of sales was $10,508, and gross profits were $285. For the quarter ended September 30, 2008 cost of sales was $333,979 and gross profits were $76,506. The decrease in gross profits was primarily due to the decrease in our overall sales.

For the quarter ended September 30, 2009, total operating expenses were $23,192 resulting in a loss from operations in the amount of ($22,907). Some of the operating expenses included the following:  professional fees ($10,112) and general and administrative expenses ($13,080). For the quarter ended September 30, 2008, total operating expenses were $25,219, which resulted in a net gain from operations in the amount of $51,287. Our operating expenses consisted of  general and administrative expenses ($25,219). The decrease in net gain and resulting net loss from operations is primarily due to the decrease in our overall sales.

Six months ended September 30, 2009 Compared to 2008

For the six months ended September 30, 2009, we had gross revenues of $41,077. For the six months ended September 30, 2008 we had $424,854 in revenues. This decrease in revenues was primarily due to the subdued hurricane season and the lack of any disaster relief operations.

For the six months ended September 30, 2009, cost of sales was $28,001 and gross profits were $13,076. For the six months ended September 30, 2008 cost of sales was $346,140 and gross profits were $78,714. The decrease in gross profits was primarily due to the decrease in our overall sales.

For the six months ended September 30, 2009, total operating expenses were $52,893 resulting in a loss from operations in the amount of ($40,488). Some of the operating expenses included the following:  professional fees ($30,101) and general and administrative expenses ($22,792). For the six months ended September 30, 2008 total operating expenses were $85,475, which resulted in a loss from operations in the amount of ($7,663). Our operating expenses consisted of general and administrative expenses ($85,475). The decrease in total operating expenses is primarily due to the decrease in our overall sales.

Liquidity and Capital Resources

As of September 30, 2009, we had a cash balance of $236,503.

We raised $20,860 in a private placement completed in May 2007. The proceeds from the sale of the shares were used to fund our operating expenses which include among others, professional fees, insurance, payroll and office expenses.

Since June 29, 2007, and as of September 30, 2009, Michael Lieber, our former Chief Executive Officer, Chief Financial Officer, and a Director of the Company, has made loans to the Company in the aggregate of $369,327 pursuant to a Promissory Note dated August 21, 2007, as amended and restated on March 28, 2008 (the “Amended Note”). Pursuant to the terms of the Amended Note, interest on the unpaid principal balance of the loan accrues at the rate of 3.88% per annum. The maturity date of the Amended Note is December 31, 2009. As of September 30, 2009 the principal balance of this loan is $211,827 as $157,500 of the gross aggregate amount has been repaid in prior years.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.

In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On September 30, 2009, we entered into a Stock Purchase Agreement with Paragon Capital LP (“Paragon”) pursuant to which we sold 500,000 shares of our common stock to Paragon for an aggregate purchase price of $250,000. Under the Stock Purchase Agreement, we agreed to use up to $225,000 of the purchase price to satisfy all debts and liabilities disclosed in the Stock Purchase Agreement, including certain of our liabilities owed by us to Michael Lieber, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. The remaining $25,000 of the purchase price is being held in escrow by an Escrow Agent to offset any liabilities, whether disclosed or not disclosed, up until January 15, 2010. The 500,000 shares issued under the Stock Purchase Agreement were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Registrant under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Related Party Transactions

None.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

The change on control that occurred on September 30, 2009, came with the approval and vote of Mr. Michael Lieber, the Company’s then majority shareholder. (See Part I, Item 2, and Part II, Item 2 of this Report).

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated September 30, 2009, between Charleston Basics, Inc. and Paragon Capital LP (1)

10.2	Selling Stockholder Purchase Agreement, dated September 30, 2009, between Michael Lieber t/a Tradewise Associates LLC and Paragon Capital LP (1)

31.1
Certification by Alan P. Donenfeld, the Principal Executive Officer and Principal Financial Officer of Charleston Basics, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Alan P. Donenfeld, the Principal Executive Officer and Principal Financial Officer of Charleston Basics, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 333-145211) filed on September 30, 2009 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 13, 2009

CHARLESTON BASICS, INC.

By:	/s/ALAN P. DONENFELD
Alan P. Donenfeld
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)