Form 10-K
period 2009-12-31
Paneltech International Holdings, Inc.
filed 2010-04-15
CIK 1376502

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________

FORM 10-K
_______

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number: 000-53896

PANELTECH INTERNATIONAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4748555
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2999 John Stevens Way
Hoquiam, WA  98550
 (Address of Principal Executive Offices, Including ZIP Code)

(360) 538-1480

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: None(1)

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act: Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The Company’s Registration Statement, as filed with the SEC on Form S-1 on April 3, 2008, was declared effective by the SEC on April 16, 2008.  On May 8, 2008, the Financial Industry Regulatory Authority (“FINRA”) cleared our Common Stock for an unpriced quotation on the Pink Sheets.  On May 23, 2008, FINRA cleared a request by our market maker to submit a quote of $0.35 bid, $0.50 ask on the Pink Sheets.  On July 7, 2008, there was one trade for 1,000 shares for $0.51 per share.  Between July 7, 2008 and the Registrant’s most recent fiscal year end, there were no additional trades in the Registrant’s Common Stock.

For the purpose of calculating the aggregate market value of the Registrant's Common Stock held by non-affiliates, the Registrant has determined that under the circumstances it is reasonable to assume that the Registrant’s only affiliates include the Registrant's Directors, Named Executive Officers and Shareholders holding 10% of the Registrant’s Common Stock. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.  Based on this assumption, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $2,837,198, based on 5,563,133 shares held by such non-affiliates and a price of $0.51 per share of Common Stock, the price at which the Registrant’s Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, September 30, 2009.

As of April 9, 2010, the Registrant had 54,481,022 shares of common stock outstanding.

(1) A registration statement on Form 8-A was filed on February 19, 2010, registering shares of Common Stock, par value $0.0001 pursuant to Section 12(g) of the Exchange Act.  The registration statement is due to become effective on April 20, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PANELTECH INTERNATIONAL HOLDINGS, INC.

Index to Financial Statements	F-i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Annual Report includes statements regarding the Company’s plans, goals, strategies, intent, beliefs or current expectations.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.  To the extent that any statements made in this Annual Report contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements may be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).  Statements contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.  All forward-looking statements attributable to us are expressly qualified by these and other factors.  We cannot assure you that actual results will be consistent with these forward-looking statements.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate.  Forecasts and other forward-looking information obtained from this available information is subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made.  We do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

In this Annual Report, unless the context otherwise requires:

(a)  all references to the “Company” refers to (i) prior to the consummation of the Merger referred to below, Paneltech International, L.L.C. and (ii) on and after the consummation of the Merger referred to below, Paneltech International Holdings, Inc.

(b) all references to “we,” “us,” and “our” refers to the Company.

(c) all references to “Registrant” refers to (i) prior to the consummation of the Merger referred to below, Charleston Basics, Inc. and (ii) on and after the consummation of the Merger referred to below, Paneltech International Holdings, Inc.

PART I

Item 1.  Business

Overview and Recent Developments

Paneltech International Holdings, Inc., formerly known as Charleston Basics, Inc. (the “Registrant,” or as context requires, the “Company”), was incorporated under the laws of the State of Delaware on April 4, 2006.  The Company was initially formed for the purpose of selling outdoor camping goods, survival products and tactical gear (the “Pre-Merger Business”).  The Pre-Merger Business was headquartered in Brooklyn, New York.

On December 23, 2009, Paneltech International, L.L.C., a Washington limited liability company founded in 1996 (“Paneltech LLC” or as context requires, the “Company”) merged with and into Paneltech Products, Inc., (“Paneltech Products”) a Delaware corporation and wholly-owned subsidiary of the Registrant (the “Merger”).  Upon consummation of the Merger, each Paneltech LLC membership interest outstanding immediately prior to the closing was converted into the right to receive shares of the Registrant’s common stock, par value $0.0001 (the “Common Stock”).  Prior to the closing of the Merger, Paragon Capital LP (“Paragon” or “Lead Investor”) held approximately 96.28% of the issued and outstanding Common Stock.

Upon consummation of the Merger, the Company relocated its headquarters to Hoquiam, Washington and the business of Paneltech LLC became the Registrant’s principal operating business, which is now conducted through its wholly owned subsidiary, Paneltech Products (the “Paneltech Business”).

Immediately following the Merger on December 23, 2009, the Registrant entered into an asset purchase agreement with Cambridge Trading Partners, LLC (“Cambridge”) and Michael Lieber, pursuant to which all of the Registrant’s assets relating to the Pre-Merger Business were sold to Cambridge for a nominal value.  In consideration for the purchased assets, (a) Cambridge agreed to assume all of the Registrant’s liabilities and obligations related to the Pre-Merger Business, and (b) Michael Lieber, a principal of Cambridge and former Chief Executive Officer and Chief Financial Officer of the Registrant, delivered to the Registrant 50,000 shares of the Registrant’s Common Stock, which were retired as treasury stock.  Mr. Lieber was also a consultant to the Registrant, but this consulting arrangement was terminated on December 23, 2009.

Effective December 29, 2009, the Registrant changed its corporate name from Charleston Basics, Inc. to Paneltech International Holdings, Inc.  The Registrant effected the corporate name change by filing a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, pursuant to which a wholly-owned subsidiary of the Registrant merged with and into the Registrant (the “Name Change Merger”).  The Registrant is the surviving corporation in the Name Change Merger.  The Certificate of Ownership and Merger amended the Registrant’s Amended and Restated Certificate of Incorporation to reflect the change in corporate name.  In connection with the Name Change Merger, FINRA has issued the Registrant a new symbol “PNLT” and the Registrant has revised its specimen common stock certificate.

As described in greater detail below, the Paneltech Business consists primarily of the design and manufacture of solid surfaces, wood panel overlays and saturated media solutions.  As a vertically-integrated manufacturer of innovative “green” building materials, the Company now aims to develop economically feasible and environmentally-friendly manufacturing processes that allow the production of innovative products that are competitively affordable and globally accessible.  The Company’s internet address is www.paneltechintl.com.

Subsidiaries and Affiliates

The Company has one direct subsidiary and one indirect subsidiary.  Paneltech Products, the Company’s direct subsidiary, operates the Company’s Paneltech Business and is the parent to the Company’s only indirect subsidiary, Paneltech Rainscreens LLC (“Paneltech Rainscreens”).  Paneltech Rainscreens was formed to facilitate the sales of PaperStone products described below because these products generally carry significantly higher insurance costs.

Description of Paneltech Business

The Paneltech Business is comprised of four core business units and operates as one Segment:

PaperStone / RainStone / Stonkast – The production of PaperStone and RainStone, the Company’s principal panel products, made from recycled paper and petroleum-free resin for kitchen and bath surfaces, architectural use, and other applications.

Fortrex – The life protection “Prepreg” (pre-impregnated composite fibers) division of the Company engaged in the production and application of specialized phenolic resins for use in “ballistics” webs such as woven Kevlar and fiberglass mats and other life protection materials used as vehicle armor and facilities blast protection.

Overlays – Production of resin/paper composites that enhance structural plywood panel surfaces for the end use of concrete forming and miscellaneous other uses.

Logistics – Rail car leasing and transloading.

PaperStone / RainStone

In 2004, the Company added a “green” product line of solid surface phenolic resin/paper composite that it branded PaperStoneTM (“PaperStone”) to its portfolio of products.  The Company uses 100% post-consumer recycled paper and the Company’s proprietary, petroleum-free, “PetroFree” resin to make the PaperStone composite.  Instead of using petroleum derived resin raw materials in the manufacturing process, the Company utilizes natural materials such as cashew nut shell liquid and industrial byproducts like waste bio-diesel plant glycerol.  The resulting, innovative, composite product (PaperStone) competes against ‘solid surface’ countertops like Corian and ‘engineered quartz’ countertops like Silestone.  PaperStone is certified by the Forest Stewardship Council (FSC), NSF (food contact certification), and the Rainforest Alliance.  PaperStone has also won numerous architectural, design and environmental awards and is the Company’s ‘flagship’ green composite.

The transition to PaperStone design and production was a natural step in the evolution of the Company’s business as (i) the technology and equipment requirements were more sophisticated versions of those required to make overlays (the predominant product line before PaperStone), (ii) the Company designed all of its new “PetroFree” branded resins to be as “green” as possible and (iii) the demand for new, “green” building products like PaperStone is growing.

When UV protectant coatings (either plain or decorative) are applied to PaperStone panels, the panels can be utilized for exterior claddings.  The Company has branded these panels RainStone TM (“RainStone”).  The most common uses for these panels are as “rainscreen” cladding panels, which are a key component of a particular type of engineered cladding systems.  These systems improve indoor air quality, prevent building moisture intrusion, provide superior building insulation and provide architects with new building design/appearance options.

Some of the Company’s RainStone coatings have not performed satisfactorily in the field as the surface appearance has changed after prolonged exposure in outdoor applications.  The Company is researching new coatings and will need to replace some of the current installations.  While the Company has experience replacing these panels, the Company cannot be certain of the costs of research and development nor the costs of replacements.   Further RainStone sales opportunities will not be pursued until more durable coatings are developed and proven.

In contrast to PaperStone and RainStone, which are sold in panel form, the Company’s newest product and process development is Stonkast.  Stonkast is a molded product that is being designed to enhance the Company’s ‘life cycle analysis’ and expand the versatility of the Company’s green composite product portfolio.  Molded predominantly from recycled PaperStone and RainStone, Stonkast should permit the Company, its distributors and fabricators to recycle PaperStone and RainStone process and product waste.  The product and the process to produce the product are currently in the development stage.  Stonkast is not yet offered commercially.

Demand Factors:

•	Market Driven
•	Subject to Building Cycles
•	Changes in Culture/Buying Habits
•	Development of new, value added uses
•	Used for countertops, cutting boards, knife handles, bookstore and cosmetic display cases, building design, USGBC LEED considerations

Fortrex

In 2007, the Company began treating “ballistics” webs (woven Kevlar and fiberglass mats) provided by customers with the Company’s proprietary resins and purchased phenolic resins.  The industry parlance for the provider of such services is “prepregger.”  Once these webs have been treated by the Company, the treated webs are returned to the customer where they are finished into ballistics panels for hard armor and facilities blast protection uses such as mine resistant and armor protected military vehicles.  The Company differentiates itself in this industry by producing and utilizing its own PetroFree ballistics resins.  One of these ‘green’ resins has demonstrated ballistics properties the Company believes are superior to the commercially available resins which are available to our competitors.

Demand Factors:

•	Derived from the military and homeland security demand
•	Driven by domestic policy and domestic and global political events
•	Premium on supply chain integration and demand responsiveness

Overlays

When the Company was founded, the strategy was to leverage a small veneer/sawmill business owned by one of Paneltech LLC’s original founders to establish a new medium density overlay (“MDO”) business.  MDO is a phenolic resin/paper composite that enhances structural plywood panel surface properties.

A one or two-sided “overlay” applied to plywood or other wood-based panels, MDO masks knots and other wood panel imperfections.  With the rapid decline in the availability of old growth timber in the Pacific Northwest (and the fine grained, clear wood veneers that had long been sourced from this type of timber), Paneltech LLC believed MDO to be a promising, growth, niche business with, for the most part, technical rather than capital barriers to entry.

Logistics

Soon after Paneltech LLC’s inception, the Company acquired a small fleet of 150 rail cars suitable for transporting wood logs.  Over time, the fleet grew. Additional cars were acquired through purchases and leases.  More recently, this business has contracted with the downturn in the U.S. housing market.

Market Overview

“Green” Countertop Market (PaperStone / RainStone / Stonkast)

PaperStone is currently distributed through one of five marketing channels.  Some traditional solid surface and engineered quartz distributors have added green countertops to their existing product lines and they distribute PaperStone through their kitchen and bath dealer and fabricator channels.  Some green building stores inventory full factory dimension (typically 5’ x 12’) panels purchased directly from the Company’s Hoquiam plant, exhibit PaperStone in their stores and connect their customers with store-affiliated fabricators.  PaperStone is a structural material easily ‘worked’ with carbide-tipped woodworking tools so the Company, certain Company-affiliated fabricators and some distributors also cut full factory dimension panels down to sizes that are more easily handled by do-it-yourself customers.  In some cases, the final panel dimensions are sent directly to a fabricator located near the Company’s plant or to a distributor/fabricator and PaperStone panels are completely fabricated to the end use specifications and then shipped directly to the end use customer.   PaperStone is also distributed by green building material distributor specialists.  These distributors buy and warehouse full dimension PaperStone panels and distribute them to green retailers, kitchen and bath dealers, fabricators and OEMs that are very distant from Paneltech’s plant. These distributors are located around the world.

 “Prepreg” / Ballistics (Fortrex)

 The Company had limited ballistics ‘prepregging’ experience prior to 2008 when the Company’s first ballistics customer grew rapidly to serve the surge in Iraq hard armor requirements and the Company’s ballistics sales volumes grew accordingly.  In late 2008, the Company hired a Senior VP of Strategic Development and attempted to capitalize on the superior ballistics performance attributes of the Company’s ballistics resin and to diversify its ballistics customer and product base.  The Company’s access to the Defense/Homeland Security sector, on which a significant portion of the ballistics projected revenue is based, has depended upon a relationship with a single Fortrex trading partner.  In 2009, the hard armor industry had a very difficult year as the administration and the military shifted their focus away from Iraq and attempted to set new defense policies and defense spending priorities.  Although the Company’s ballistics business suffered in 2009, the Company took further steps to capitalize on its resin performance advantages and to enhance the Company’s prepreg value proposition.

Overlays

The current construction market and, by extension, the demand for construction materials such as overlaid plywood, is the worst that many construction products manufacturers have seen in many years.  Growth in demand is dependent on recovery of the building sectors of the economy.  While the Company has a portfolio of high quality overlay products, the market is dominated by a much larger competitor, limiting the Company’s pricing leverage.

Research and Development

Spending for research and development was approximately $208,000 in 2008 and $292,000 in 2009.  The research and development activities were predominately focused on Fortrex product qualifications and RainStone coatings.

Environmental

The Company’s operations are subject to and affected by a variety of federal, state, local and non-U.S. environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes.  The Company continually assesses its compliance status and management of environmental matters, ensuring that its operations are in substantial compliance with all applicable environmental laws and regulations. The Company employs a Regulatory Technical Resources Manager whose responsibilities and experience include environmental compliance. The Company’s commitment to the local community and the environment goes well beyond compliance, however.  The Company’s goal is to create the ‘cleanest and greenest’ processes and products that are technically possible and economically feasible.

Operating and maintenance costs associated with environmental compliance and management of our production facilities are a normal, recurring part of the Company’s operations.  If more stringent environmental standards are imposed, if contamination is discovered and/or clean-up or compliance costs are higher than estimated, it is reasonably possible that continued environmental compliance could have a material impact on results of Company operations, on the Company’s financial condition and Company cash flows.

Governmental Regulations

The Company is subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures or competitive position. However, the effect of such compliance in the future cannot be predicted. The Company believes that it is in substantial compliance with applicable federal, state and local safety, health and environmental regulations.

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of recyclable paper products, man-made fibers, resins and resin components.  Most of these are purchased and available from a variety of sources but these raw materials are commodities and commodity prices are often volatile and the Company is subject to the loss of key sources of supply.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2009 and does not anticipate procurement problems in 2010.

Competition

As mentioned above, the Company believes that it now has only one remaining broadly capable overlay competitor and, while the Company possesses distinctive operational and financial competence in the overlay business, the Company’s competitor is much larger and has a larger product offering.  The Company’s PaperStone products compete against stone and petroleum-derived (acrylic and polyester) solid surfaces like DuPont’s Corian and stone/resin composites like Silestone.

The Company believes that, as a vertically-integrated green composites producer, it does not have many direct competitors producing comparable products at this time.  There are three reasons for this.  First, the commercial applications and opportunities for green phenolic/cellulose composites are still being developed.  Unlike the acrylic-based, composite solid surfaces (e.g. Corian) and engineered quartz surfaces (e.g. Cambria), PaperStone has physical properties that are similar to very dense wood.  It is very strong and easily machined.  It has tremendous application versatility.  Second, efficient and effective distribution channels that capitalize upon these unique product attributes have yet to be fully established.  Finally, there are interrelated technical difficulties that must be overcome to produce products derived from natural and recycled raw materials that are competitive with ours.

Unlike the green composites value chain, ballistics prepreg value chains have multiple competitors.  Paneltech is unique, however, in its ability to produce and incorporate into its ballistics production process its own, green, specialty phenolic ballistics resins.  These resins are not merely environmentally friendly.  One of the Company’s resins imparts significant ballistics performance advantages.

Growth Strategy

As mentioned earlier, in 2009, military spending for most hard armor was interrupted by the change in administration and its efforts to review and reach agreement on new defense policies and defense spending priorities.  There has been a marked increase in requests for quotes (“RFQ”) activity since late 2009.  The Company believes (although there can be no assurances), based on this increase in RFQs and conversations with potential customers, that it will have several new Fortrex contracts in the second quarter of 2010 in addition to one small, but important contract that has been received.  This business may exceed the Company’s ballistics capacity by mid-2010.  In order to accommodate the potential for growth, the Company has secured the resources it will require to obtain all of the necessary permits and complete the construction of a new treater line.

The Company added a European Marketing Manager in late 2009 and replaced its PaperStone Marketing Manager in February 2010.  As funds are available, the Company will commit more resources to PaperStone marketing.  These efforts will include new advertising and promotion efforts, increased trade show attendance, website improvements, and new marketing manager hires.  There are also plans to improve the Company’s PaperStone/RainStone production processes and to commercialize the Company’s new, moldable Stonkast product line.

In the second quarter of 2010, the Company may seek to raise additional capital to complete the construction of a new $7.5 million consolidation press, but there are currently no agreements or understandings with regard to such financing efforts.  The new press could help accommodate domestic sales growth in the Company’s PaperStone and RainStone product lines, help the Company capitalize on new PaperStone sales opportunities in China and Europe, and allow the Company to acquire the additional skills and technology required to develop and manufacture new products.  The Company also has plans to invest in a new R&D lab.  The Company’s investments would augment the $1.5 million in public economic development funds that have already been approved for the project.  The Company has plans to displace all purchased ballistics resins with Company-produced resins in 2010.  This could further differentiate the Company from its competitors.  The Company believes that there is also increased military and commercial interest in the Company’s green processes and products.

The Company’s long-term plan is to add a manufacturing facility in the Eastern U.S.  The new facility would increase capacity and improve the logistics of serving East Coast markets.  More PaperStone, RainStone and Stonkast would be produced within 500 miles of where it will be consumed.  Such proximity would add to the USGBC LEED (U.S. Green Building Council Leadership in Energy and Environmental Design) points that eastern architects and designers often seek to certify the environmental attributes of their projects.

Employees

As of March 26, 2010, the Company had 43 employees, including 13 executives/managers, 3 research and development managers, and 27 manufacturing employees.  Our employees are not members of a labor union, and we are not a party to any collective bargaining agreement.  With only one marketing exception, all employment is currently at the Company facilities in Hoquiam, Washington.  The Company is dependent on the services of certain key personnel, each of whom have signed a Non-Competition and Non-Disclosure Agreement (the “Non-Compete Agreement”).  Under the terms of such Non-Compete Agreements, the employee party to the agreement is subject to certain restrictive covenants regarding confidentiality and non-competition, and is prohibited from (a) divulging the Company’s confidential business information in any way to persons outside of the Company’s employ during or after such employee’s employment with the Company and (b) for a period of three years from the termination of such employee’s employment with the Company, from engaging in direct competition with the Company which relies solely on training received or information learned while at the Company that could not be obtained elsewhere.

On January 16, 2010, the Company’s technical director, Krishan Sudan, unexpectedly passed away.  The Company has since attracted the services of a highly-qualified resin chemist, on a contract basis, to assist the Company with its resin and resin-saturated media technical development.  The Company is currently conducting a search to identify and recruit two new resin chemists.

Item 1A.  Risk Factors

Investing in the Company's common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report before purchasing shares of the Company's common stock.  There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company's business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company's common stock could decline and investors in the Company's common stock could lose all or part of their investment.

Risks Relating to the Company and Ownership of its Common Stock

The Company’s business has been adversely affected by the delay in hard armor and blast resistant panel awards and by the deteriorated economic condition of the housing, construction and home improvement markets.

In 2008 and 2009, the housing, residential construction and home improvement markets deteriorated dramatically.  They have yet to recover.  Furthermore, the award for the M-ATV vehicle (for Afghanistan) was delayed until mid-year 2009.  Paneltech planned to help produce the M-ATV EFP (explosively formed projectile) kits for exterior protection for these vehicles and the EFP kit award was repeatedly delayed until the end of 2009.  Worse yet for Paneltech, when the first award for EFP kits was made near the end of 2009, it specified a thermoplastic solution that the Company does not help provide.  In addition to products the Company produces for one continuing vehicle program, the Company has developed products for new customers and ballistics market segments.  As a result, the Company is no longer as dependent upon the final outcome of any one major hard armor program like M-ATV EFP kits.  The Company cannot predict when or if these hard armor and blast resistant panel awards will be made, the size of such awards, or if the Company will be a beneficiary of such awards.

As a result of the delay in hard armor awards and the general deterioration of housing and construction markets, the Company’s sales and the results of operations were adversely affected during fiscal 2009 and the first three months of 2010 as the Company’s nets sales declined significantly compared to 2008.  This resulted in an operating loss during this period.  For the period ended December 31, 2009, net sales were $8,730,036 compared to $17,405,486 for the comparable period in 2008.

These operating losses violated the various covenants under the Company’s Business Loan Agreement with ShoreBank Pacific (“Shorebank”), which is discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which the Company addressed by entering into a "change in terms" and forbearance agreement with Shorebank.

Beginning in March, 2010, the Company began taking cost cutting measures in response to these challenging market conditions.  Further cost cutting measures have been planned for April, 2010, should the anticipated improvements in PaperStone and ballistics sales not materialize.  There can be no assurance that such cost cutting measures will be effective or that additional cost cutting measures will not be required, or that such cost cutting measures will not negatively impact our future growth.

The Company cannot predict the duration or the ultimate severity of the current challenging conditions in the building materials market.  Further, the Company cannot predict the future hard armor and blast resistant panel procurement behavior of the government or the Company’s customers.  The Company cannot provide assurance that its recent ballistics customer and product diversification will be successful nor can it predict that its responses to the current economic downturn nor the government’s attempts to address the troubles in the economy will be successful.  If these conditions persist or continue to worsen, they will further adversely affect the Company’s operating results and financial condition.

The Company’s working capital needs are financed in part by credit facilities between various lenders and Paneltech Products, the Company’s wholly owned subsidiary.  The Company has needed to obtain waivers from its lenders for covenant violations, or otherwise change the terms governing such credit facilities due to less than anticipated operating results.

On October 22, 2009, the Company received Notice of Default from Shorebank, which provides a line of credit to the Company, referred to in this Annual Report as the “Shorebank Facility.”  The default was caused by the Cash Flow Coverage Covenant not being met.  On December 17, 2009, Shorebank and the Company entered into a Forbearance Agreement, pursuant to which Shorebank waived the covenant violations and agreed to forbear and reset certain other covenants pursuant to a Change in Terms Agreement, which remained in effect until the credit facility’s maturity date, February 28, 2010.  On February 28, 2010, Shorebank and the Company entered into an agreement to extend the line of credit to March 26, 2010, reduce the maximum loan amount from $1,500,000 to $900,000, increase the interest rate to the default rate of 16.5%, and subordinate notes payable to Ronald H. Iff, SORB Management Corporation and L.D. Nott Company.  On March 3, 2010, the Company received a Notice of Default from Shorebank, caused by the Net Worth and Debt to Worth ratios not being met.  As of March 26, 2010, the outstanding principal balance on the Shorebank Facility was $605,620.  On March 26, 2010, Shorebank and the Company entered into (a) a Forbearance Agreement pursuant to which Shorebank waived certain covenant violations, and (b) a Change in Terms Agreement that extended the maturity date of the line of credit until April 30, 2010, reset certain covenants and decreased the interest rate of the Shorebank Facility to 10.5%.  There can be no assurances that the line of credit will be extended or renewed after April 30, 2010.  The failure to renew, replace or extend the Shorebank Facility would have a material adverse effect on the Company’s financial position.

On January 5, 2010, the Company and Anchor Mutual Savings Bank (“Anchor Bank”) entered into a Change in Terms Agreement relating to the Promissory Note (the “Anchor Note”) issued by Paneltech LLC to Anchor Bank dated November 18, 2008, in the approved principal amount of $1,819,000.00, and a Change in Terms dated September 16, 2009 evidencing a loan referred to in this Annual Report as the “Anchor Loan”.  As of March 26, 2010, the outstanding principal balance on the Anchor Note was $539,667.  The Company and Anchor Bank also entered into four other change in terms agreements pursuant to which Paneltech Products agreed to assume and be liable for all of Paneltech LLC’s current debt with Anchor Bank under four other loan agreements with Anchor Bank.

If the Company is not able to remain in compliance with the covenants (as amended) of its Shorebank Facility or its loan agreements with Anchor Bank, the Company could be in default under the terms of the respective loan agreements and the respective lender would have the ability to stop or otherwise limit credit borrowings under the applicable loan facility or accelerate the maturity of any outstanding balances.  If additional sources of debt or equity capital were not available at that point, such acceleration could have a material adverse impact on the Company’s financial position.

On February 24, 2010, the Company entered into a Commercial Guaranty effective as of December 31, 2009 (the “Commercial Guaranty”) pursuant to which the Company guaranteed the full and punctual payment and satisfaction of indebtedness of the Registrant’s wholly owned subsidiary, Paneltech Products, to Shorebank in connection with the Shorebank Facility and the performance by Paneltech Products of all obligations in connection therewith.

The Company has significant short-term debt obligations that mature in less than one year.  The Company’s inability to extend the maturities of, or to refinance, this debt could result in defaults, and in certain instances, foreclosures on our assets.  Moreover, the Company may be unable to obtain financing to fund ongoing operations and future growth.

The Company currently depends upon short-term bank loans and net revenues to meet short-term cash requirements.  As of March 26, 2010, total bank debt outstanding was $2,475,028.  It carries maturity periods ranging from 1 month to 6 years.  The Shorebank Facility is guaranteed by Messrs. Nott, Olmstead and Iff.  Some of the loan guarantees by Mr. Iff are limited to his percentage ownership in the Company, while the guarantees by Mr. Nott and Mr. Olmstead are not subject to such a limitation.  Although the Company has renewed short-term borrowings in the past, there is no assurance that it will be able to renew these loans in the future as they mature.  If the Company is unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, it will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

Moreover, there is no assurance that the business will generate sufficient cash flow from operations to repay these borrowings.  Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt the Company’s ability to produce products for customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower revenues and profitability.

The Company recently incurred a net loss and there can be no assurance that the Company will be profitable in the future.

The Company incurred a net loss of $1,742,561 for the twelve months ended December 31, 2009.  There is no assurance that the current level of operating results will improve.  Company activities could require additional debt or equity financing.  Future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, customer preferences, product development and economic conditions.  These variables could have a material adverse effect on the Company’s business, financial condition, results of operations and the market value of the Company’s common stock.

The Company’s failure to meet certain performance thresholds will result in a lower conversion price for the Series A Preferred, which would dilute the current holders of the Company’s Common Stock upon conversion of the Series A Preferred.

In the event that the Company fails to achieve or is otherwise unable to report either or both of the minimum performance thresholds set forth in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock for fiscal years 2010 and 2011, which are also set forth below, (the “Performance Thresholds”) then the then applicable conversion price will reset lower by the percentage difference by which the Company’s earnings are below the applicable Performance Threshold.  The Performance Thresholds for fiscal years 2010 and 2011 are:

•	Fiscal Year 2010 Earnings Performance Threshold: $5,000,000; and

•	Fiscal Year 2011 Earnings Performance Threshold: $14,000,000.

By way of example, and for illustrative purposes only, in the event the Company reports 2010 fiscal Earnings of $4,500,000, the conversion price will be reset at 10% below the then applicable conversion price. Should the Company then report 2011 fiscal Earnings of $13,000,000, then the conversion price will be reset to 7% below the then applicable conversion price.  Resetting to lower conversion prices will result in more Common Stock being issued to the holders of Series A Preferred upon conversion.

The Company may not be able to timely repay the Collins Note, which may result in the imposition of a financial penalty on the Company.

In the event the outstanding principal amount of the Collins Note and accrued interest thereon are not paid in full on or before July 31, 2010, then the outstanding principal amount, including all interest accrued thereon through July 31, 2010, will be adjusted to cause the principal amount of the Note to equal $625,000 (less the aggregate principal amount previously paid, if any) and such adjusted principal amount wall be due and payable on August 1, 2010.

The Company has significant short-term debt obligations owed to former Paneltech LLC members.

As a result of the Merger, the Company has significant liabilities in the form of promissory notes evidencing tax distributions owed to former members of Paneltech LLC, which are referred to in this Annual Report as the “Member Notes”.  The Member Notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.  If the Company pays the amounts owed under Member Notes, such payments may constrain the Company’s liquidity, reduce financing needed for investment in operations, and result in insufficient capital to undertake business plans.  Further, there can be no assurance that the Company will have sufficient cash flow to meet these liabilities and interest payments.

Your ability to influence corporate decisions may be limited because our Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock and our Investor Rights Agreement grant one of our Series A Preferred stockholders (the “Lead Investor”) certain approval rights and the Company’s two largest stockholders own a large percentage of the Company’s common stock.

The Lead Investor has the right to approve all material actions (e.g. incurrence of debt; expenditures out of the ordinary course of business; mergers and acquisitions; liquidation or dissolution; issuance of additional securities, etc.) and the right to appoint one member to the Company’s board of directors.  As the interests of the Lead Investor may not always be the same as those of other stockholders, this approval right may lead to corporate action or inaction that is inconsistent with your best interests or the best interest of the Company as a whole.

Furthermore, the Company’s significant stockholders own a substantial portion of its common stock and have the right to control certain important Company decisions.  As a result of their ownership and rights, if these stockholders were to choose to act together, they may be able to effectively control all matters submitted to the Company’s stockholders for approval, including the election of the directors and approval of any merger, consolidation or sale of all or substantially all of the Company’s assets.  In addition, as the interests of the Company’s majority and minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with your best interests or the best interest of the Company as a whole.

The Company did not close on the full amount of the Offering.

The Company did not close on the full amount ($3,000,000) of its recent offering (the “Offering”) of its shares of Series A Preferred Stock, par value $0.0001 (the “Series A Preferred Stock”) and Warrants with an exercise price of $0.12 per share (the “Warrants”) and instead raised an aggregate of only $1.65 Million when it closed on January 22, 2010.  As a result, the Company may be unable to (a) repay, in a timely fashion, the full outstanding amount on a promissory note issued in connection with the Collins Repurchase and will be forced to pay related penalties, (b) repay the Member Notes and (c) fully implement its business plans.  Additionally, as the Company did not close on the full amount of the Offering, the Company will likely engage in additional financings in the future.  The Company’s ability to engage in additional financings in the future will be subject to the approval of the holders of a majority of the Series A Preferred Stock.  This approval must include that of the Lead Investor.  In a second offering of Series A Preferred Stock and Warrants, which closed on April 7, 2010, the Company was able to raise an additional $150,000.

Additional equity offerings may dilute current stockholders.

As a result of acquisitions or additional capital raisings, the Company may issue additional securities or instruments that may be convertible into or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive Common Stock.  The issuance of such additional securities will dilute the ownership of the Company’s then current stockholders.  The Company’s ability to engage in additional financings in the future will be subject to the approval of the holders of a majority of the Series A Preferred Stock, which approval must include the Lead Investor.

Sale of substantial number of shares of the Common Stock may cause the price of the Company’s Common Stock to decline.

If any of the Company’s stockholders sell substantial amounts of the Common Stock in the public market, the market price of the Company’s Common Stock could fall.  These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems reasonable or appropriate.

The Company’s directors, executive officers and entities affiliated with them beneficially own a substantial number of shares of the Company’s Common Stock, which gives them significant control over certain major decisions on which its stockholders may vote and may discourage an acquisition of the Company.

The Company’s executive officers, directors and affiliated persons beneficially own a substantial number of shares of the Company’s Common Stock and as a result they have significant influence over all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	elect or defeat the election of the Company’s directors;

•	amend or prevent amendment of the Company’s articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

The interests of the Company’s officers and directors may differ from the interests of other stockholders.  Moreover, management’s ownership of the Company’s securities may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce its stock price or prevent the Company’s stockholders from realizing a premium over its stock price.

As a result of the merger of Paneltech LLC with and into Paneltech Products, the Company’s wholly owned subsidiary, and the need to comply with Company’s reporting requirements under federal securities laws, which compliance can be expensive, resources and management attention may be diverted away from the Paneltech Business and other projects, thus impairing the ability of the Company to grow the Paneltech Business.

 As a result of Paneltech LLC merging with and into the wholly owned subsidiary, Paneltech Products, it is necessary to integrate the Paneltech Business with and into the Company’s compliance and information reporting requirements under the Exchange Act and other federal securities laws, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes expenses to be higher than they would have been if Paneltech LLC had remained privately held and had not consummated the Merger.  In addition, substantial expenses may be incurred in connection with the preparation of the registration statement and related documents required under the terms of the Offering that require the Company to register the shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock and exercise of the Warrant Shares.

It may be time consuming, difficult and costly for the Company to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  The Company will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If the Company were unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, it may be unable to obtain the independent accountant certifications required by such act.  This may preclude the Company from keeping its filings with the SEC current and interfere with the ability of investors to trade the Company’s securities and for the shares to continue to be quoted on the Pink Sheets or to list on any national securities exchange.

If the Company does not implement necessary internal control over financial reporting in an efficient and timely manner, or if it discovers deficiencies and weaknesses in existing systems and controls, the Company could be subject to regulatory enforcement and investors may lose confidence in the Company’s ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in Company’s stock price.

It may be difficult to design and implement effective internal control over financial reporting for combined operations as the Company integrates the Paneltech Business it acquired as a result of the Merger and, perhaps, other acquired businesses in the future.  In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

If the Company fails to maintain an effective system of internal control, the Company may be unable to produce reliable financial reports or prevent fraud.  If the Company is unable to assert that its internal control over financial reporting is effective at any time in the future, or if the Company’s independent registered public accounting firm is unable to attest to the effectiveness of internal controls, is unable to deliver a report at all or can deliver only a qualified report, the Company could be subject to regulatory enforcement and investors may lose confidence in the Company’s ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in the Company’s stock price.

The Company may not be able to attract the attention of major brokerage firms.

Securities analysts of major brokerage firms may not provide coverage of the Company because they may believe that there is a lack of public information about the Company and because there is no incentive to brokerage firms to recommend the purchase of the Company’s Common Stock.  Without brokerage firm and analyst coverage, there may be fewer people aware of the Company and its  business, resulting in fewer potential buyers of the Company’s  securities, less liquidity and depressed stock prices for the Company’s investors.  No assurance can be given that brokerage firms will, in the future, want to provide coverage of the Company or conduct any secondary offerings on behalf of the Company.

The Company’s stock price may be volatile.

The market price of the Company’s Common Stock, once it develops, is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	technological innovations or new products and services by the Company or its competitors;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	sales of the Company’s Common Stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Offering);

•	the Company’s ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of the Common Stock.

The Company’s Common Stock may be deemed a “penny stock”, which would make it more difficult for the Company’s investors to sell their shares.

The Company’s Common stock is subject to the “penny stock” rules adopted under section 15(g) of the Securities Exchange Act of 1934.  The penny stock rules apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the Company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If the Company remains subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for its securities.  If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of its securities.

Furthermore, for companies whose securities are quoted OTC Bulletin Board or Pink Sheets, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

The Company has not paid dividends on its Common Stock in the past and does not expect to pay dividends in the Common Stock in the future, and any return on investment may be limited to the value of our stock.

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future and any return on investment may be limited to the value of the Company’s stock.  Furthermore, the Company’s ability to pay dividends is restricted by the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock.  Other than with respect to dividends to be paid on the Company’s Series A Preferred Stock, the Company plans to retain any future earnings to finance growth.

The outstanding convertible securities may adversely affect us in the future and cause dilution to existing stockholders.

As of April 9, 2010, the Company had 3,271,860 shares of Series A Preferred Stock outstanding, each of which is convertible pursuant to a conversion ratio, which is subject to adjustment, that currently provides for the conversion of each share of Series A Preferred Stock into five shares of Common Stock.   In addition, the Company also has outstanding 7-year Warrants to purchase 8,232,182 shares of Common Stock at an exercise price of $0.12 per share (subject to adjustment).

The conversion of the Series A Preferred Stock and the exercise of the Warrants will cause dilution in the interests of other stockholders as a result of the additional Common Stock that would be issued upon conversion and/or exercise.  Moreover, subject to any applicable lock-up restrictions, sales of the shares of the Company’s outstanding Common Stock, shares issuable upon conversion of the Series A Preferred Stock, and shares issuable upon exercise of the Warrants could have a depressive effect on the price of the Company’s stock, particularly if there is not a coinciding increase in demand by purchasers of the Company’s Common Stock.  Further, the terms on which the Company may obtain additional financing during the period any of such securities remain outstanding may be adversely affected by the existence of these securities as well.

Trading in the Company’s Common Stock over the last 12 months has been extremely rare, which may prevent stockholders from being able to sell as many of their shares as they want at prevailing prices.

The Company’s Common Stock is quoted on the Pink Sheets under the symbol “PNLT”.  There has been only one trade in the Company’s Common Stock shares since July 7, 2008.  If limited trading in the Common Stock continues, it may be difficult for investors to sell such shares, including those underlying the Series A Preferred Stock and the Warrants once eligible to be sold, in the public market at any given time at prevailing prices.  Also, the sale of a large block of Common Stock could depress the market price of the Common Stock to a greater degree than a Company that typically has a higher volume of trading of its securities.

The limited public trading market may cause volatility in the Company’s stock price.

The quotation of the Company’s Common Stock on the Pink Sheets does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us.  The Company’s Common Stock is thus expected to be subject to significant volatility.  Sales of substantial amounts of the Company’s Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of the Common Stock.

An active and visible trading market for the Company’s Common Stock may not develop.

The Company cannot predict whether an active market for the Company’s Common Stock will develop in the future.  In the absence of an active trading market:

·	Investors may have difficulty buying and selling or obtaining market quotations;

·	Market visibility for the Company’s Common Stock may be limited; and

·	A lack of visibility for the Company’s Common Stock may have a depressive effect on the market price for the Company’s Common Stock.

Risks Relating to the Paneltech Business

PaperStone is a unique countertop material.  While PaperStone is solid color all the way through, it is made up of individual resin-saturated recycled paper sheets that are consolidated under heat and pressure to produce a monolithic panel, which makes the panel very strong.  It also makes fabrication of the panel into countertops more ‘wood-like’, rather than ‘plastic-like’ or ‘stone-like.’  To substantially improve its customer value proposition and achieve the market penetration proposed in the Company’s strategic plan, the Company will need to better develop its channels to market, capitalizing on PaperStone’s structural advantages and reducing the fabrication waste and installed PaperStone costs.  Failure to achieve this goal may adversely affect our ability to achieve our strategic plan.

Current PaperStone distributors may lack the liquidity and/or skills to meet this challenge or may otherwise be unwilling or unable to do so.  New, better suited distributors have not yet been identified and there can be no guarantee that such distributors will be identified in the future.  If the Company is unable to modify its sales channels to meet the needs of its strategic plan, the Company’s strategic plan may not succeed.

To achieve the RainStone market penetration contemplated by the Company’s strategic plan, the Company will need to make weather-exposed RainStone surfaces more durable, develop new rainscreen product/market skills and forge new strategic relationships and there can be no assurance that the Company will achieve these goals.

The Company’s RainStone coatings have not been satisfactory in every application as the surface appearance, in some situations, has changed after prolonged outdoor exposure.  The Company is researching new coatings and will need to replace some current installations.  The Company cannot be certain of the costs nor timing of this research, product development or replacements.   New RainStone sales opportunities will not be pursued until improved coatings are proven in all outdoor environments.

The Company will need to substantially add to its rainscreen systems technical competence and market understanding in order for its strategic plan to be successful.  In addition, the Company will need RainStone strategic channel “partners” that have rainscreen engineering and rainscreen attachment design and manufacturing competencies.  To date, only one such strategic “partner” has been identified.  The Company also needs to build new strategic relationships with other rainscreen system vendors.  If the Company is unable to adequately improve its surface coatings, add to its rainscreen systems technical competence and market understanding and forge new strategic relationships, the Company’s strategic plan may not succeed.

Growth of operations may strain resources and if the Company fails to manage growth successfully, its business could be adversely affected.

Increased orders for environmentally safe “green composites” as well as the introduction of new products, have placed, and may continue to place, a strain on the Company’s operational, financial and managerial resources and personnel.  Any failure to manage growth effectively could have a material adverse effect on its business, operating results, financial condition and liquidity.

The state of the housing, construction and home improvement markets, rising costs, a reduction in the availability of financing, weather and other conditions in North America could further adversely affect the Company’s costs of doing business, demand for its products and services and its financial performance.

In 2008 and 2009, the housing, residential construction and home improvement markets deteriorated dramatically and more severely than was previously anticipated.  The Company cannot predict the duration or ultimate severity of the current challenging conditions.  Other factors — including increasing unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, consumer confidence, weather, natural disasters and other factors beyond the Company’s control — could further adversely affect demand for its products and services and its financial performance.  These and other similar factors could increase the Company’s costs and cause its customers to delay purchasing or determine not to purchase home improvement products and services.

Increases in the prices paid for raw materials or labor costs may adversely affect profit margins.

If the Company experiences significant increases in the prices paid for raw materials or labor costs, it may not be able to pass through such increases to its customers.  If the Company is able to pass through only a portion of such cost increases to its customers, profit margins on such products would be reduced.  Fixed price contracts are especially susceptible to such profit margin reductions.

The Company is engaged in a highly competitive marketplace, which demands that producers continue to develop new products.  Its business will be adversely affected if it is not able to continue to develop new and competitive products.

The Company’s customers continually seek improvements in certain products that it manufactures and markets.  As a result, in order to meet its customers’ needs, the Company must continue to develop new products and innovations and enhancements to existing products.  Some of the Company’s competitors have significantly more capital than the Company and as a result the Company’s competitors may have the ability to devote more resources to research and development and to marketing of their products.  In order to remain competitive, the Company must continue to devote a material portion of its financial resources to research and development and there is no assurance that it will be successful in its product improvement efforts in its competitive marketplace.

The Company faces continuous pricing pressure from its customers and its competitors.  This will affect the Company’s margins and therefore its profitability and cash flow unless it can efficiently manage its manufacturing costs and market its products based on superior quality.

The Company’s customers make purchase decisions, at least in part, based upon installed pricing, and the Company has not received some awards due to uncompetitive installed pricing.  Some of the Company’s competitors have much better established distribution networks and significantly greater financial resources and, as a result, the Company may not be able to withstand the adverse effect of discounted pricing and reduced margins in order to build or protect market share.  The Company seeks to compete based on product quality and the authenticity of its green products, rather than just price, but it may not be successful in these efforts.  This could adversely affect the Company’s profitability, its liquidity and its market share.

The Company’s business is dependent upon the economic condition of the housing, construction and home improvement market.

In 2008 and 2009, the housing, residential construction and home improvement markets deteriorated dramatically and more severely than was previously anticipated.  The Company cannot predict the duration or ultimate severity of the current challenging conditions.  As the Company’s customers operate within this industry, the economic state of this industry and the North American economy directly impacts the Company’s business and increases the likelihood of uncollectible accounts receivable and lengthens the cash collection cycle.  Moreover, deteriorated market conditions could contribute to order cancellations, delays in scheduled shipments, delays in customer acceptances or delays in collection of accounts receivable, which could materially adversely affect the Company’s operating results and cause such results to fall below its expectations and the expectations of its investors.  Delays in collection of accounts receivable could require the Company to increase its accounts receivable reserve, which would increase its operating expenses.  If the Company is unable to collect a receivable from a large customer or a large number of customers, its financial results will be negatively impacted.

If the Company fails to accurately project market demand for its products, its business expansion plans could be jeopardized and its financial condition and results of operations will suffer.

The Company plans to increase its manufacturing capacity to meet an expected future increase in demand for its products.  The Company’s decision to increase its production capacity is based primarily on its projected increases in its sales volume and the growth in the size of the sustainable composites and ballistics product markets.  If actual customer orders are less than the projected market demand, the Company will likely suffer overcapacity problems and may have to leave capacity idle which would reduce its overall profitability and weaken its financial condition.

The Company maintains inventories of raw materials and components and its inventories may become obsolete.

The Company’s limited forecasting experience and processes and the nature of its target markets make forecasting its future sales and operating results difficult.  The Company’s expense levels are based, in part, on its expectations regarding future sales.  In addition, to enable it to promptly fill orders, the Company maintains inventories of raw materials, components and finished goods.  As a result, it has to commit to considerable costs in advance of anticipated sales.  Any significant shortfall of sales may result in the Company maintaining higher levels of inventories of raw materials, components and finished goods than it requires, thereby increasing its risk of inventory obsolescence and corresponding inventory write-downs and write-offs.  The Company cannot guarantee that such write-downs will be adequate to cover all losses resulting from inventory obsolescence.

Some of the raw materials used to manufacture the Company’s products are specialized products.

The Company does not have contracts with its suppliers and cannot be certain it will be able to obtain the materials needed for existing or increasing production.  In most cases there are alternative sources of suitable materials but using them may require additional product development, modification of the Company’s product line, and/or different costs.

The Company may have difficulty protecting its proprietary technology.

Intellectual property and proprietary technology are important to the success of the Company’s business.  The Company relies primarily on trade secrets to protect its intellectual property and proprietary technology.  While it actively protects and monitors for possible misappropriations and unauthorized access to its intellectual property and proprietary technology, it is difficult to protect against or monitor all possible misappropriations and unauthorized access to the Company’s intellectual property and technology.  To date, the Company has applied for only one patent and currently does not plan to patent further product and/or process innovations unless a truly unique and very valuable discovery is made.  Significant challenges in protecting its intellectual property and technology are posed by (a) funding limitations (b) past difficulties with the phenolic resin patenting efforts (industry competitors have tended to reverse engineer and legally challenge any new resin development) and (c) the Company’s adaptation to new and rapidly evolving product/market/technology challenges.  Further, litigation involving these matters can be costly, with no guarantee of success.  Dissemination or dilution of the aforementioned intellectual property and technology could have an adverse effect on the Company’s business, financial condition, results of operations and liquidity.

If the Company is unable to successfully retain executive leadership and other key personnel, its ability to successfully develop and market its products and operate its business may be harmed.

The Company is substantially dependent on the personal efforts and abilities of its key personnel.  Changes to its executive officers or the inability to retain its key personnel could delay the development and introduction of new products, harm its ability to sell its products and damage the image of its brands and negatively impact its credibility with key customers.  The Company believes that retention of its key personnel is critical to executing its business strategy and its operations going forward and the failure to retain its key personnel may impact its financial condition and results of operations.

Recent turmoil in the credit markets and the financial services industry may negatively impact the Company’s business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company’s liquidity and financial condition if its ability to obtain credit from trade creditors were to be impaired.  In addition, the recent economic crisis could also adversely impact some of its customers’ ability to finance their purchases from the Company or its suppliers’ ability to provide the Company with product, either of which may negatively impact its business and results of operations.

Environmental issues could adversely affect the Company’s business.

The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous material.  Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on its financial condition.  It is possible, however, that environmental issues may arise in the future that the Company cannot currently predict and which may have a material adverse effect on its business, financial condition, results of operations and liquidity.

If the Company’s access to opportunities in the Defense/Homeland Security sector is cut off or restricted, its business will be adversely affected.

The Company’s access to opportunities in the Defense/Homeland Security sector, on which a significant portion of its projected revenue is based, has depended upon a relationship with a single Fortrex trading partner.  Such trading partner accounted for 37% of the Company’s revenue as of December 31, 2008 and 21% of the Company’s revenue as of December 31, 2009.  Although the Company has developed relationships with prospective new customers, it has not received orders from them.  If the Company loses its principal trading partner, its access to the Defense/Homeland Security sector will be affected and this could have material adverse effect on its business (particularly the Fortrex division), financial condition, results of operations and liquidity.

Hard-armor manufacturers who use the Company’s Fortrex product are dependent on U.S. military business, and a decrease or delay in contract awards to such businesses or manufactures by the U.S. military could have a material adverse effect on the Company.

The U.S. military funds its contracts in increments based on annual authorization and appropriation, as well as supplemental bills passed by Congress and approved by the President, which may not be enacted or may provide funding that is greater than or less than the amount of the contract.  Changes in the U.S. military’s budget, spending allocations or the timing of such spending could adversely affect the Company’s ability to receive business from companies or manufacturers who are dependent on U.S. military contracts.  U.S. military contracts do not have a minimum purchase commitment, and the U.S. military generally has the right to cancel contracts unilaterally with limited notice.  A significant reduction or delay in U.S. military expenditures for ballistic-resistant products would have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Company’s ballistic materials products (Fortrex) are used in situations that are inherently risky.  Accordingly, the Company may face product liability and exposure to other claims for which it may not be able to obtain adequate insurance.

The Company is a key supply chain partner to a leading manufacturer of composite ballistic armor who manufactures products typically used in applications and situations that involve high levels of risk of personal injury.  Failure to use these products for their intended purposes, failure to use these products properly, malfunction of these products and, in some circumstances, even correct use of these products could result in serious bodily injury or death.  The Company cannot guarantee that its insurance coverage would be sufficient to cover the payment of any potential claim arising out of the use of its products.  Any substantial uninsured loss thus would have to be paid out of the Company’s assets as applicable and may have a material adverse effect on its business, financial condition, results of operations and liquidity.  In addition, the Company cannot guarantee that its current insurance or any other insurance coverage will continue to be available or, if available, that it will be obtainable at a reasonable cost.  Any material uninsured loss could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.  Any inability to participate in bids for government contracts as a result of insufficient insurance coverage would have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Company relies on certain vendors to supply it with materials and products that if it were unable to obtain could adversely affect its business.

The Company has relationships with key materials vendors, and relies on suppliers for vendor trade creditor financing for its purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from the Company’s major trading partners, the loss of any major trading partner, or the discontinuation of vendor financing may seriously harm its business because it may not be able to manufacture and sell its customers’ products on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by the Company’s vendors resulting from economic conditions, may impair its vendors’ ability to provide products in a timely manner or at competitive prices.  The Company also relies on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to the Company’s business or liquidity could adversely impact its ability to establish or maintain these relationships.

The Company has lost the services of its key technical director, Krishan Sudan, who unexpectedly passed away in January 2010.

Krishan Sudan, a world renowned resin chemist, was the Company’s technical director from 2002 until he unexpectedly passed away in January 2010.  During his tenure with Paneltech, Mr. Sudan was the architect of the Company’s unique resins and led the Company’s efforts to build a new, versatile resin plant and R&D lab.  Mr. Sudan developed more than sixty specialty resin formulations that helped the Company establish unique competitive positions in the green chemistry and ballistics industries.  Although the Company has retained, on a contract basis, a qualified replacement for Mr. Sudan who continues to produce the Company’s proprietary resins following well-documented recipes and processing conditions, solving technical problems in the future may be more difficult and may lead to production delays or product quality problems or delay new product development.

If technical production delays or quality problems arise in the future, Mr. Sudan’s replacement, or replacements, as the case may be, may be unable to solve them as effectively and efficiently as he did.  Such a situation could negatively impact customer relations and jeopardize the Company’s growth plans.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Company’s headquarters is located at a leased facility in Port of Grays Harbor located in Hoquiam, Washington.  The lease for this facility ends August 31, 2011.  Two of the Company’s three production departments are located at the same facility in Grays Harbor.  The three production departments include:

1.
A Resin plant to manufacture resins for PaperStone, Fortrex and Overlays.  The Company initially purchased the phenolic resins that it required, but the Company has since built a resin development lab and a versatile phenolic resin manufacturing plant.

2.	A Treater to saturate webs for PaperStone, Fortrex and Overlays. A second treater has been purchased, which the Company has plans to install in 2010.
3.	A Press and saw to manufacture PaperStone.

The Company leases a separate facility for the press and saw from the Port of Grays Harbor.  That lease expired on March 31, 2010 and its renewal is pending revaluation of the market lease rate, as required by that lease.  Three separate storage facilities in Grays Harbor are also leased.  The lease for one of these facilities ended October 1, 2009 and is currently continuing on a month-to-month basis.  The leases for the remaining two facilities end April 5, 2012 and June 30, 2010.  The Company believes that its current facilities are adequate for its immediate and near-term needs and that the leases for these facilities will be renewed.  Additional space, such as the planned addition of an Eastern U.S. facility, will be required as the Company expands its activities.

Item 3.     Legal Proceedings

A lawsuit was filed February 6, 2009 at the Superior Court of California, County of Siskiyou on behalf of Eddie Horner.  The claim alleges that, on February 12, 2007, Eddie Horner was injured while working with a Paneltech leased railcar due to defective equipment.  The venue was later moved to the United States District Court for the Eastern District of California.  The total of the claim is $1,756,338.20.  The defense of this matter is being managed by Liberty Mutual, Paneltech’s liability carrier at the time of the incident.  The general liability policy coverage is $1,000,000 per incident.  Excess coverage of $5,000,000 was also provided by Liberty Mutual at that time.  A jury trial for this matter is set for January 24, 2012.

The Company has also settled various environmental claims with the U.S. Environmental Protection Agency (the “EPA”) and other governmental agencies.  In 2005, the Company accidentally released phenol into the ground at one of its facilities.  The cleanup of this phenol spill was completed in 2006 and all test wells except one have been closed as of March 26, 2010.

The Company is a defendant in various contract disputes and legal actions arising out of the normal course of business.

Item 4.     Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information and Holders

The Company’s Registration Statement, as filed with the SEC on Form S-1 on April 3, 2008, was declared effective by the SEC on April 16, 2008.  On May 8, 2008 Financial Industry Regulatory Authority (“FINRA”) cleared our Common Stock for an unpriced quotation on the Pink Sheets under the symbol “CHBS”.  On February 8, 2010 the symbol for our Common stock was changed from “CHBS” to “PNLT.”   On May 23, 2008, FINRA cleared a request by our market maker to submit a quote of $0.35 bid, $0.50 ask on the Pink Sheets.  On July 7, 2008, there was one trade for 1,000 shares for $0.51 per share.  On March 4, 2010, 2,000 shares were purchased at a price of $0.55 per share.  As of April 9, 2010, there has been no active trading market established.

The table below sets forth the high and low closing bid quotations for the Common Stock from April 29, 2008 (first available) through December 31, 2009.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

2008	High	Low
April 29 (first available) - June 30	$0.51	$0.51
July 1 - September 30	$4.00	$0.51
October 1 - December 31	$2.25	$2.25
2009
January 2 - March 31	$2.25	$1.05
April 1 - June 30	$1.05	$1.05
July 1 - September 30	$1.05	$1.05
October 1 - December 31	$0.56	$0.56

As of April 9, 2010, the Company has 54,481,022 shares of Common Stock issued and outstanding held by 49 stockholders of record; 3,271,860 shares of Series A Preferred Stock, par value $0.0001 issued and outstanding, held by 4 stockholders of record; and 8,232,182 Warrants with an exercise price of $0.12 per share, are issued and outstanding and held by 7 warrant holders of record.  Each share of Series A Preferred Stock is convertible into Common Stock pursuant to a conversion ratio that is subject to adjustment, which, as of March 1, 2010, provides that each share of Series A Preferred Stock is convertible into 5 shares of Common Stock.

Dividend Policy

The Registrant has never paid cash dividends on any of its securities.  Other than dividends payable to holders of Series A Preferred Stock, we intend to retain any future earnings to finance the development and expansion of our business.  Furthermore, our ability to pay dividends is restricted by our Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock.  We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Registrant has made unregistered sales of its securities in the past three years.  Such sales were disclosed on our prior Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

(c)

The table and accompanying footnote below summarizes information about the Company's purchases of its equity securities during the quarterly period ended December 31, 2009.

Period	(a) Total # of Shares Purchased		(b) Average price paid per share		(c) Total # of shares purchased as part of publicly announced plans or programs	(d) Maximum # (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2009 -- October 31, 2009	--		--		--	--
November 1, 2009 -- November 30, 2009	--		--		--	--
December 1, 2009 -- December 31, 2009	13,772,550	(1)		(1)	--	--
Total	13,772,550			(1)	--	--

(1)
On December 23, 2009, immediately following the Merger and the closing on two of the Securities Purchase Agreements (as defined below), the Registrant entered into a stock repurchase agreement with Collins pursuant to which the Registrant purchased from Collins Timber Company LLC (“Collins”) 13,772,550 shares of Common Stock, which reduced Collins’ ownership interest in the Registrant from approximately 26.79 percent to approximately 12 percent of the total number of shares of Common Stock outstanding following such repurchase and including the currently outstanding Series A Preferred Stock on an as converted basis.  Following the repurchase, Collins continued to hold 8,179,657 shares of the Registrant.

In order to effect the repurchase under the Repurchase Agreement, the Company paid Collins $375,000 out of the proceeds raised pursuant to the Securities Purchase Agreement and delivered to Collins a promissory note in the initial principal amount of $375,000, bearing interest at the prime rate from time to time in effect as published in the Wall Street Journal (the “Collins Note”).  Under certain circumstances set forth in the Collins Note, the principal amount of the Collins Note will be adjusted to equal $625,000, less the aggregate principal amount previously paid on the Collins Note.  Under the terms of the Repurchase Agreement, Collins is entitled to have a representative selected by Collins elected to and serving on the Registrant’s Board of Directors until the Collins Note is paid in full.

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of Paneltech International Holdings, Inc.  This discussion should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this Annual Report.  This discussion includes forward-looking statements that involve risk and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

In connection with the December 2009 Merger (described below), the Registrant was deemed to be the acquired company for accounting and financial reporting purposes and Paneltech LLC was deemed the acquirer. As such, Paneltech LLC’s historical financial statements became the Registrant’s historical financial statements.

Recent Events

Merger

On December 23, 2009, Paneltech LLC merged with and into Paneltech Products, a wholly owned subsidiary of the Company, to become the Company’s principal operating business, referred to in this Annual Report as the “Paneltech Business.”  In order to better reflect the Company’s new principal business, the Company changed its name from Charleston Basics, Inc. to Paneltech International Holdings, Inc.  Prior to the Merger, the Company’s principal operating business was the sale of outdoor camping goods, survival products and tactical gear, referred to in this Annual Report as the “Pre-Merger Business.”  Immediately following the Merger, the Company sold all of its assets relating to this Pre-Merger Business to Cambridge, an entity controlled by Mr. Lieber, a former CEO and current shareholder of the Company.

In connection with the Merger, the former members of Paneltech LLC exchanged their Paneltech LLC membership interests for Common Stock of the Registrant.  As a result of this exchange the former Paneltech LLC members currently own approximately 88% of the Registrant’s outstanding Common Stock, before adjusting for any conversion or exercise of any Series A Preferred Stock or the Warrants into Common Stock of the Registrant.

Securities Purchase Agreements

Following consummation of the Merger, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with three investors (the “Series A Investors”) and raised an aggregate of $1.65 Million in an offering of the Company’s Series A Preferred Stock and Warrants, referred to throughout this Annual Report as the “Offering”.  The offering closed on January 22, 2010.  Under the conversion ratio at the closing of the Securities Purchase Agreement, each share of Series A Preferred Stock is convertible into five shares of Common Stock.  Each Warrant has an exercise price of $0.12 per share of Common Stock which is subject to adjustment.  The Warrants may be redeemed under certain circumstances.  Of the $1.65 million of proceeds raised, $375,000 was used to buy back 13,772,550 of Common Stock held by Collins Timber Company LLC (“Collins”), a former member of Paneltech LLC (the “Collins Repurchase”, or, the “Repurchase Agreement”).  In order to buy back the 13,772,550 shares of Common Stock from the former Paneltech LLC member, the Company also issued a Promissory Note (the “Collins Note”) in the amount of $375,000.  The Collins Note bears interest at the prime rate from time to time in effect as published in the Wall Street Journal.  Under certain circumstances set forth in the Collins Note, the principal amount of the Collins Note will be adjusted to equal $625,000, less the aggregate principal amount previously paid on the Collins Note.  Under the terms of the Repurchase Agreement, Collins is entitled to have a representative selected by Collins elected to and serving on the Registrant’s Board of Directors until the Collins Note is paid in full.

On April 7, 2010, the Registrant entered into a Securities Purchase Agreement with an investor and raised $150,000 in an offering of the Registrant’s Series A Convertible Preferred Stock and warrants to purchase Common Stock (the “April Offering”).  The Registrant issued to the investor 272,655 shares of Preferred Stock and granted 454,425 Warrants.  The terms of the April Offering were the substantially the same as the terms of the Offering described above.

Company Overview

The Registrant was incorporated under the laws of the State of Delaware on April 4, 2006 primarily for the purpose of engaging in the Pre-Merger Business.  Upon consummation of the Merger between the Registrant’s Paneltech Products subsidiary and Paneltech LLC, an emerging “green” composite producer and ballistic fabric toll coater founded in 1996, the Paneltech Business became the Company’s principal operating business.  As a vertically-integrated manufacturer of innovative “green” building materials, the Company now aims to develop economically feasible and environmentally-friendly manufacturing processes that allow the production of innovative products that are competitively affordable and globally accessible.  The Paneltech Business is comprised of four core business units:

PaperStone – Includes the Company’s principal hard surface products, made from recycled paper and petroleum-free resin for architectural use and other applications.

Fortrex – The life protection “Prepreg” (pre-impregnated composite fibers) division of the Company engages in the production of specialized phenolic resins for use in “ballistics” webs such as woven Kevlar and fiberglass mats and other life protection materials used as vehicle armor and blast resistant building panels.

Overlays – Production of resin/paper composites that enhance structural plywood panel surfaces for the end use of concrete forming and miscellaneous other uses.

Logistics – Rail car leasing and transloading.

Results of Operations for the year ended December 31, 2009 compared to the year ended December 31, 2008

Revenues for the year ended December 31, 2009 were $8,730,036 compared to $17,405,486 for the year ended December 31, 2008.  In 2008, the Company received several large contracts for the production of Fortrex products resulting in revenue during the year of $6.4 million compared to $1.8 million in Fortrex sales in 2009.  Because of overall contraction in building construction in 2009, Paperstone revenue fell to $3.3 million in 2009 from over $4.5 million in 2008.  As the construction industry contracted in 2009 due to the recession, revenue from the Overlays unit declined from $3.7 million in 2008 to $2.4 million.

Gross profit fell to $1,891,609 for the year ended December 31, 2009 from $3,992,602 for the year ended December 31, 2008.  Gross profit percentage fell to 22% in 2009 from 23% in 2008.  The percentage decline was due to the decrease in Fortrex contracts in 2009.

Operating expenses grew to $3,224,774 in 2009 from $2,049,992 in 2008.  Legal and accounting fees relating to the merger in 2009 resulted in a $451,871 increase in expenses.  Salaries increased $362,106 due to the hiring of a Controller mid-year in 2008 and the hiring of a Brand Manager, a Senior VP of Product Development, and a Sales and Operations Planning Manager in the fourth quarter of 2008.  The Controller was hired in response to increases in the Company’s revenue and associated increases in accounting workload.  The Brand Manager position was added to develop and improve the recognition, presence and value of the Company’s brands.  The Senior VP of Product Development and the Sales and Operations Planning Manager were hired to develop the Company’s Fortrex capabilities and products.  Product development reported as Operating expenses was $292,310 in 2009 compared to none in 2008.  The comparable cost was $208,583 in 2008 but it was reported as Cost of Sales.  During 2009, the Company worked to obtain additional Fortrex qualifications for new customers and new coatings for the RainStone product line.

As of December 31, 2009, The Company’s line of credit maximum limit Shorebank Facility was $1,500,000 and further limited to the eligible accounts receivable and inventory.  The amount available to the Company, over the amount borrowed, was $979,926.

The accounts receivable balance was $782,951 on December 31, 2009 and $1,542,634 on December 31, 2008.

During the year ended December 31, 2009, the Company had sales to one customer in the amount of $1,816,893 at 20.6% of total sales.  As of December 31, 2009, accounts receivable from the customer was $208,510.

On February 12, 2010, the Company entered into a payment plan for $172,161 with one of its customers as a result of unpaid past due invoices.  Since entering into this agreement, the customer has reduced the amount due on past due invoices to $134,661.  Since the agreement, the Company has resumed normal shipments to the customer.  As of March 26, 2010, current and past due amounts from the customer amounted to $266,163.

The inventory balance was $1,733,452 on December 31, 2009 and $2,277,592 on December 31, 2008.

Current Operating Plans and Trends

The Company is seeking to increase revenue from its PaperStone product line in fiscal 2010 by expanding its PaperStone marketing effort overseas and by replacing a less skilled and experienced PaperStone marketing manager with a new, very experienced ‘solid surface’ marketing manager.  The Company is seeking to increase revenue from its Fortrex product line by adding new customers that serve new ballistics market segments and by capitalizing upon the new Fortrex products and processes that were developed in 2009.

In 2009, military ballistic spending was disrupted by the change in Administration and its efforts to refocus its efforts from Iraq to Afghanistan. This  led  to much reduced demand for all types of ballistics products, including those made by the Company.  As a result of increased military activity in Afghanistan and the increasing acceptance of composite armor solutions worldwide, request for quotes (RFQ) activity have increased.  The Company has been awarded one new Fortrex contract starting in the second quarter and believes, although there can be no assurance, that it will be awarded one or more new Fortrex contracts in the second quarter of 2010.

The Company believes that demand for its products may exceed its current capacity by late spring or summer of 2010.  In anticipation of this increased demand, the Company has acquired a second saturator/coater and term financing has been arranged for its installation, which is ready to begin when the Company has more certain visibility regarding increased demand.

The Company is continuing to work on new products.  Current projects include new Fortrex products, new coatings for Rainscreens, a ‘moldable’ PaperStone and further development of the StonKast product line.

Liquidity and Capital Resources

The Company has traditionally financed its working capital needs with earnings and a line of credit.  The line of credit advance rates have been 75% of eligible accounts receivable and 50% of eligible inventory.  Capital project needs have been traditionally financed with bank term loans and earnings.

Pursuant to an Assumption Agreement dated December 23, 2009 (the “Assumption Agreement”) with Paneltech Products and Shorebank Pacific (“Shorebank”), entered into in connection with the Merger, Paneltech Products assumed and agreed to pay and perform all covenants and obligations of Paneltech LLC set forth the loan documents between Shorebank and Paneltech LLC, as if such loan documents had originally been made, executed and delivered by Paneltech Products.  By operation of law as a result of the Merger, and by virtue of the Assumption Agreement and consents delivered by Shorebank, the Company’s wholly owned and principal operating subsidiary, Paneltech Products, had a $1,500,000 line of credit with Shorebank, with an interest rate at 3.75 points over Shorebank’s index rate (3.75% at February 9, 2010) (the “Shorebank Facility”).  The Shorebank Facility is secured by accounts receivable, inventory, equipment and the personal guarantees from members of Paneltech LLC.  Pursuant to the Assumption Agreement, the Registrant entered into a guarantee in connection with the Shorebank Facility and Paneltech Products entered into a Security Agreement.  The balance outstanding on the Shorebank Facility at December 31, 2009 and December 31, 2008 was $1,359,188 and $232,852, respectively.

The Shorebank Facility was originally in the amount of $1,700,000 and was set to expire on September 30, 2009, but on November 30, 2009, the Shorebank Facility was extended to February 28, 2010, the amount of the facility was reduced to $1,500,000, and the line interest rate was increased from 1.5 points over the bank's index rate to 3.75 points over Shorebank’s index rate (3.75% at February 9, 2010). On February 28, 2010, the maturity date of the line was extended to March 26, 2010, reduced to a maximum of $900,000 and the interest rate was increased to 16.5% as a result of the covenant violations described below.  On March 26, 2010, the maturity date of the line was extended to April 30, 2010 and the interest rate was reduced to 10.5%.

The Company's Shorebank Facility is governed by a credit agreement containing certain restrictions and covenants. Under these restrictions, the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, cash flow coverage, and debt to net worth).  On October 22, 2009, Paneltech LLC received a Notice of Default from Shorebank, stating that Paneltech LLC did not satisfy the requirements of the Cash Flow Coverage covenant under the Shorebank Business Loan Agreement.  Paneltech LLC and Shorebank entered into a Forbearance Agreement dated as of December 17, 2009, pursuant to which Shorebank waived the debt service coverage covenant violation until February 28, 2010 and forbear and reset certain other covenants pursuant to a Change in Terms Agreement, which remained in effect until the credit facility’s maturity date, February 28, 2010.  On March 3, 2010, the Company received a Notice of Default from Shorebank, stating that Paneltech LLC (now Paneltech Products) did not satisfy the requirements of the Net Worth and Debt to Worth covenants required by the November 30 extension.  On March 26, 2010, Shorebank and the Company entered into a Forebearance Agreement, pursuant to which Shorebank waived the Net Worth, Debt to Worth, and Debt Service Coverage covenant violations, and a Change in Terms Agreement that extended the maturity date of the line of credit until April 30, 2010, reset certain covenants and decreased the interest rate of the Shorebank Facility to 10.5%.  As of March 26, 2010, the outstanding principal balance on the Shorebank Facility was $605,620.  The Company is continuing negotiations with Shorebank to renew, replace or extend the Shorebank Facility upon its expiration on April 30, 2010, although there can be no assurances that these efforts will be successful.

On November 18, 2008, Anchor Mutual Savings Bank (“Anchor Bank”) granted a construction loan for $1,819,000, to Paneltech LLC for the purpose of  installing a second saturator/coater for plant expansion (the “Anchor Loan”), which has been assumed by Paneltech Products by operation of law under the terms of the Merger.  The Anchor Loan is evidenced by a promissory note dated November 18, 2008 and Change in Terms dated September 16, 2009 (the “Anchor Note”).  The Anchor Loan is funded as expenditures are made for the expansion and at project completion the loan will be converted to a normal term loan.  On January 5, 2010, the Company and Anchor Bank entered into a Change in Terms Agreement relating to the Anchor Note.  The January 5, 2010 Change in Terms Agreement provides for the maturity date for the instruments evidencing the existing debt under the Anchor Note to be extended to July 1, 2017, and an extension of interest only payments beginning January 1, 2010 to continue on the same day of each month thereafter until July 1, 2010; followed by 83 consecutive payments of principal and interest in the amount of $27,231.82 beginning August 1, 2010, and continuing on the same day of each month thereafter. This is to be followed by one payment of principal and interest on July 1, 2017; the unpaid principal balance on the note, together with all accrued interest and charges owing in connection therewith, being due and payable on the maturity date unless demanded earlier.  As of March 26, 2010, the outstanding principal balance on the Anchor Note was $539,666.50.  The Company also has the following additional loan agreements with Anchor Bank:

1.
Loan Agreement entered into on January 22, 2007, having an original principal balance of $61,000. As of March 26, 2010, the outstanding principal balance was $25,827.54.  Interest accrues at a rate of 8.0% per annum.

2.
Loan Agreement entered into on February 2, 2006, having an original principal balance of $320,000. As of March 26, 2010, the outstanding principal balance was $212,831.19.  Interest accrues at a rate per annum of 1.25% above the prime rate.

3.
Loan Agreement entered into on October 4, 2005, having an original principal balance of $45,000.  As of March 26, 2010, the outstanding principal balance was $5,992.09.  Interest accrues at a rate of 7.5% per annum.

4.
Loan Agreement entered into on April 22, 2005, having an original principal balance of $1,750,000. As of March 26, 2010, the outstanding principal balance was $1,141,826.73.  Interest accrues at a rate per annum of 1.5% above the prime rate.

In connection with certain tax distributions owed to Paneltech LLC members, certain promissory notes were issued to those members that as a result of the Merger have become obligations of Paneltech Products (the “Member Notes”).  The Member Notes are in the following amounts:

L.D. Nott Company	$206,347.20
Collins Timber Company LLC	$160,291.70
SORB Management Corporation	$45,115.47
Ron Iff	$34,300.70
Andrew R.G. Wilson	$4,028.45
Chris Wentworth	$877.62

The L.D. Nott Company is an entity controlled by Leroy Nott, the Company’s President and CEO.  The SORB Management Corporation is an entity controlled by Scott Olmstead, the Company’s CFO and Secretary.  Ron Iff and Chris Wentworth are employees of the Company.  Andrew R.G. Wilson is currently engaged as a consultant for Paneltech Products.  Such promissory notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.

Liquidity and Capital Resource Plan for the year ending December 31, 2010

The Company received $1,650,000 in connection with the Offering, and may seek to sell additional securities in 2010.  There are currently no commitments or understandings with regard to such possible future offerings of securities by the Company.  The Company’s ability to engage in additional financings in the future is subject to the approval of the holders of a majority of the Series A Preferred Stock, which approval must include the Lead Investor.

The Company has continued access to the previously established construction loan, the Anchor Loan, for the planned completion of the second saturator/coater line.  The Anchor Loan will finance approximately 80% of the project costs.  The remainder of the cost of the project is anticipated to be no more than $450,000 and will be financed internally or through the sale of securities mentioned above.

Uncertainties

While the Company is anticipating increases in PaperStone and Fortrex revenue in 2010, there are no existing purchase commitments or other assurances that give certainty that these sales increases will occur.  The Company recently submitted a quote and sample materials for several large projects but cannot be assured of being successful obtaining the corresponding purchase orders.  If revenue does not increase over 2009 levels, the Company will continue to operate with a net loss and will need to acquire additional funding and/or significantly reduce costs.

The Company is uncertain about the general direction of economic or political trends that may affect the Company’s growth plans.  The Overlays and Logistics business units are heavily dependent on construction trends which the Company anticipates will remain weak during 2010.  The PaperStone unit is a specialty product which has many applications outside of construction.  As PaperStone has a very small market share of the solid surfaces market, the Company believes a successful marketing effort could lead to increased sales, even in a depressed economy.  Fortrex revenue can be impacted by military purchasing trends, which could be directed towards other armor solutions that the Company does not currently participate in or could be impacted by political trends, which are beyond the control of the Company.

While the Company anticipates that demand for its products will exceed its current production capacity by the second and third quarters of fiscal 2010, the Company cannot be certain that it will have the additional funds, over the previously established loan, available to complete the planned installation of second saturator/coater in 2010.

Due to losses in 2009 and early 2010, the amount available under the Company’s Shorebank Facility was reduced to $900,000 and the interest rate was increased.  The Company cannot be certain it will be able to remain in compliance with the covenants applicable to it under the credit facility or that Shorebank will renew or extend the line of credit.  The increasing activity for PaperStone and Fortrex may require a larger line of credit than is currently available and the Company cannot be certain that Shorebank will increase the amount available under the Shorebank Facility or extend it beyond its current expiration date of April 30, 2010.  The Company is seeking new and additional lines of credit and there are no assurances that such lines of credit would be available and if so, whether they would be adequate to the Company’s needs on terms acceptable to the Company.

The Company cannot be sure that it will collect all of its accounts receivable.  While most of the accounts are current, one customer, while believed to be sound from an asset standpoint, is liquidity challenged and has thus entered into a payment plan for $172,161 of past due invoices.  Since entering into this agreement, the customer has reduced the amount due on past due invoices to $134,661.  Since the agreement, the Company has resumed normal shipments to the customer.  As of March 26, 2010, current and past due amounts from the customer amounted to $266,163.  The Company cannot be certain that the customer will be able to make its required payments.

Some prior Rainstone coatings have proven unsatisfactory to certain of the Company’s customers in some applications.  The Company is researching new coatings and will need to replace the products that are indeed unsatisfactory.  The Company cannot be certain of the costs of research and new coating development nor the costs of replacement.

Off-Balance Sheet Arrangements.

With the exception of operating leases, the Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.  The Company enters into operating leases for both equipment and property.  See the notes to the consolidated financial statements for additional information on the Company’s operating leases.

Critical Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Paneltech Products, Inc. (including Paneltech Rainscreens LLC).  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification

The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of twelve months or less when purchased to be cash equivalents.  The Company places its cash deposits and cash investments with financial institutions.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Inventories

Inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost.  The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.  When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Manufacturing equipment	5 to 10 years
Furniture and fixtures	3 to 5 years
Mobile equipment	5 to 10 years

Deferred Loan Costs

Deferred loan costs are stated at cost and are amortized using the straight-line method by systematic charges to operations over the life of the related financing agreement.  Amortization expense totaled $8,914 and $7,702 for the years ended December 31, 2009 and 2008, respectively.

Amortization expense is estimated to be as follows:

For the Year Ending December 31,	Amount
2010	$6,096
2011	4,224
2012	4,170
2013	4,037
2014	3,070
Thereafter	9,552

Total	$31,149

Income Taxes

The Company uses the asset and liability method to determine its income tax expense.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements.  Under applicable GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Applicable GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements.  The Company’s policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense.

Revenue Recognition

The Company applies the revenue recognition principles in accordance with Accounting Standards Codification (“ASC”) 605, "Revenue Recognition," with respect to recognizing its revenue.  Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense amounted to $14,975 and $5,095 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling

The Company classifies revenue from customers related to shipping and handling charges as a component of net sales and the corresponding freight charges classified in cost of sales.

Research and Development

Costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the years ended December 31, 2008 and 2009, were $208,583 and $292,310, respectively.

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other.  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

The Company’s amortizable intangible asset consists of a trade name.  The asset is being amortized using the straight-line method over its estimated useful life of ten years.

Impairment of Long-Lived Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in 2009.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, lines of credit and other liabilities approximate fair value based on the short-term maturity of these instruments.  The carrying amounts reported in the balance sheet for long-term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk.

Effective January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.”  ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Other inputs that are directly or indirectly observable in the marketplace.

Level 3:  Unobservable inputs supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The adoption of this pronouncement did not have any material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued ASC Topic 825, “Fair Value Option“, which is effective for fiscal years beginning after November 15, 2007.  ASC Topic 825 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of December 31, 2009, we had no deposits in excess of federally insured limits.  Management believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

Preferred Stock/Convertible Instruments

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value.  The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity.

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC Topic 815, “Derivatives and Hedging.”

ASC Topic 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with ASC Topic 815.  These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC Topic 815.  ASC Topic 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to ASC Topic 815).

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the years ended December 31, 2009 and 2008 excludes potentially dilutive securities, including warrants of 4,998,675 and convertible preferred stock of 14,996,025 (equivalent common shares) because their inclusion would be anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.

Recent Accounting Pronouncements

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, FASB issued ASC Topic 810-10 “Consolidation – Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of ASC Topic 810-10 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860-20 “Transfers and Servicing - Sale of Financial Assets,”  to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of ASC Topic 860, “Transfers and Servicing,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  ASC Topic 860-20 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not currently engage in the transfer of financial assets and, therefore, does not expect that the adoption of ASC Topic 860-20 will have a material impact on the Company’s financial statements.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosure--Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

The “Report of Independent Registered Public Accounting Firm”, the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages F-1 to F-30 of this Annual Report on Form 10-K are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

           None.

Item 9A(T).   Controls and Procedures

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In connection with the audit of our 2009 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

Although we have taken steps to remedy some of these issues with our internal control over financial reporting, we still have additional work to do to bring our financial reporting procedures up to public-company standards so as to allow management to report on, and, when required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accountants to attest to, our internal control over financial reporting. As discussed below, because the Merger occurred in the fourth quarter of 2009 and because Paneltech LLC was a small privately-held company, we were unable to upgrade our internal controls over financial reporting to the level required of a public company prior to the end of the period covered by this annual report. Nevertheless, we are initiating the remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained in this annual report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrade our financial reporting systems, and develop and document a formalized IT disaster recovery plan for the Company.

 (b) Management’s Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of our management on our internal controls over financial reporting.  In connection with the December 2009 Merger, we were deemed to be the acquired company for accounting and financial reporting purposes, and Paneltech LLC was deemed the acquirer. As such, Paneltech LLC’s historical financial statements became our historical financial statements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Events” for more information regarding the Merger. Prior to the Merger, Paneltech LLC was a small, privately-held company and was not subject to public company disclosure requirements, including the requirement to report on internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308T of Regulation S-K.

Since the Merger, our internal operating procedures, information systems and accounting controls have been improved as our management works diligently to integrate and assimilate all of our operations. Because of the closing of the Merger near the end of the fiscal year, the fact that Paneltech LLC was a small privately held company prior to the Merger, and the fact that our internal controls are in a state of transition as we integrate our business operations and work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting, our management believes that any report on our internal controls at this time would not be meaningful to investors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Had we included management’s report, it would not have been subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On February 28, 2010, Paneltech Products entered into a Change in Terms Agreement (the “February 28 CIT Agreement”) with ShoreBank in connection with the ShoreBank Facility. Under the terms of the February 28 CIT Agreement, (a) the maturity date of the loan documents related to the ShoreBank Facility was extended from February 28, 2009 to March 26, 2010, (b) the loan amount under the ShoreBank Facility was decreased from $1,700,000 to $900,000, (c) the interest rate for the ShoreBank Facility was increased to 16.5%(d) the borrowing base certificate was revised and accelerated delivery requirements instituted, (e) certain governing ratios were also revised, and (f) the L.D. Nott Company, SORB Management Corporation, and Ronald H. Iff were each required to deliver subordination agreements to ShoreBank in connection with promissory notes issued to them by the Company.

On March 26, 2010, Paneltech Products entered into a Change in Terms Agreement (the “March 26 CIT Agreement”) with Shorebank in connection with the Shorebank Facility.  Under the terms of the March 26 CIT Agreement, (a) the maturity date of the loan documents related to the ShoreBank Facility was extended from March 26, 2010 to April 30, 2010, (b) the interest rate for the Shorebank Facility was reduced to 10.5%.

On March 24, 2010, Paneltech Products entered into a Change in Terms Agreement (the “March 24 CIT Agreement”) with Anchor Mutual Savings Bank (“Anchor Bank”) in connection with the Promissory Note, dated November 18, 2008, from Paneltech Products to Anchor Bank in the original principal amount of $1,819,000, as amended by change in terms agreements dated September 16, 2009 and January 21, 2010 (the “Anchor Note”).   The March 24 CIT Agreement, revised the wording of the Anchor Note reclassifying the Anchor Note a long term liability.  Prior to entering into the March 24 CIT Agreement, the original wording of the Anchor Note required that it be classified as a current liability.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our Board of Directors and our executive officers. All of the members of our Board of Directors became directors on December 23, 2009.  All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Leroy D. Nott	60	Director, President, CEO
Scott Olmstead	56	Director, Secretary, CFO
Trent Gunter	53	Director
Sidney Staunton	79	Director
R. Wade Mosby	62	Director

We believe that the collective skills, experiences and qualifications of our directors provides our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Board has not established any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In addition to the individual attributes of each of our current directors described below, we believe that having the highest professional and personal ethics and values, consistent with our longstanding values and standards is an important characteristic for our directors.  They should have broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value, have no current or potential conflict of interest, and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

The business experience for the past five years (and, in some instances, for prior years) of each of our directors, executive officers and significant employees is as follows:

Leroy Nott, the President, CEO and Director of the Registrant, founded Paneltech LLC in February 1996 and had been a Director of Paneltech LLC since that time.  From February 1993 to February 1996, Mr. Nott was the General Manager, Oregon Overlay Division, for Simpson Timber Company where his responsibilities included management of a business unit that developed and produced treated webs for domestic and international wood-based panel manufacturers.  Mr. Nott received a Master of Forestry degree from Yale University in 1978 and his Bachelor of Science degree in forest engineering from Oregon State University in 1973.  Mr. Nott brings to the Board a strong commitment to the Company and extensive experience in the forestry and paper industries.

Scott Olmstead, the Secretary, CFO and Director of the Registrant, was a Director of Paneltech LLC since February 2006.  In February 1996, Mr. Olmstead joined Mr. Nott in founding Paneltech LLC.  From December 1989 to March 1995, Mr. Olmstead was partner in Snow Mountain Pine, Ltd., a $30 million company in Hines, Oregon.  At Snow Mountain Pine, Mr. Olmstead set up all financial systems, IT and the personnel department.  Mr. Olmstead has been a Certified Management Accountant since 1995.  He received his Bachelor of Science degree in accounting from Northern Arizona University.  Mr. Olmstead provides the Board with developed accounting skills and a deep understanding of the Company’s business.

Trent Gunter has served as Director of the Company since December 23, 2009.  Mr. Gunter is currently a managing member of Laird Capital LLC, a merchant banking firm headquartered in New York which he co-founded in 2008.  From 2003 to 2008, Mr. Gunter was President of Chadbourn Securities, Inc., an investment banking firm and registered broker/dealer.  From 1998 to 2002, Mr. Gunter was a founding partner of the merchant banking firm Laird & Co. LLC.  From 1995 to 1998, Mr. Gunter was a consultant specializing in sourcing foreign private capital for small-cap U.S. companies.  From 1992 to 1994, Mr. Gunter was a Senior Vice President and Manager of the Intelligence Unit at Credit Lyonnais Securities (USA), Inc. (CLS).  From 1988 to 1992, Mr. Gunter was a Vice President at Daiwa Securities America, responsible for sales and trading of Japanese equity derivatives.  From 1985 to 1988, Mr. Gunter worked at Morgan Stanley in the sales and trading of Japanese equity warrants and convertible bonds.  From 1982 to 1983, Mr. Gunter was a Second Vice President in the treasury department of Chase Manhattan Bank N.A.  From 1981 to 1982, Mr. Gunter worked in the foreign exchange department of the Continental Grain Company.  Mr. Gunter began his career in the treasury division of Citibank, N.A. in 1978 where he was employed until 1981.  Mr. Gunter is a member of the Board of Directors and Audit Committee of Quark Pharmaceuticals, Inc.  Mr. Gunter received his Bachelor of Science in Finance and The Management of Entrepreneurship from the Wharton School at the University of Pennsylvania and received his Master of Business Administration from the Anderson School of Management at the University of California, Los Angeles.  Mr. Gunter offers to the Board a keen understanding of the financial markets.

Sidney Staunton has served as a Director of the Company since December 23, 2009.  Mr. Staunton is currently a managing member of Laird Capital LLC, a merchant banking firm headquartered in New York which he co-founded in 2008.  Mr. Staunton is also a founding principal of Staunton McLane, a financial and operational advisor firm, formed in 2002.  From 1998 to 2002, Mr. Staunton was a founding partner of the merchant banking firm Laird & Co. LLC.  From 1973 to 1998, Mr. Staunton operated Sidney Staunton Inc., a merchant banking firm he founded.  From 1981 to 1991, Mr. Staunton served as Chairman of the Board of Directors of Bailey Corporation, an automotive components company.  From 1961 to 1972, Mr. Staunton was a principal of Laird, Inc., a New York Stock Exchange member firm engaged in investment banking. He was Chief Executive of Laird from 1968 to 1972. From 1957 to 1961, Mr. Staunton gained experience in commercial banking, as a lending officer at Citicorp.  Mr. Staunton is a Trustee Emeritus of the Lawrenceville School where he served on the Board of Directors as a member of the Finance and Executive Committee.  Mr. Staunton also served on the Board of Directors of The Strang Cancer Prevention Center in New York.  Mr. Staunton received his Bachelor of Arts in Economics from Princeton University.  Mr. Staunton provides the Board with high-level managerial and board experience.

R. Wade Mosby has served as one of our directors since December 23, 2009.  Wade Mosby is Senior Vice President of the Collins Companies a Portland, Oregon, based integrated forest products firm.  The Collins Companies is a 155 year old, family owned firm with timberland and manufacturing operations in Oregon, California, Pennsylvania and West Virginia.  Mosby has worked in senior executive positions with the Collins Companies for the past twenty years and is a leading advocate of FSC third party forest certification.  Prior to his employment with the Collins Companies, Mr. Mosby held sales and marketing positions with Roseburg Forest Products, Bohemia and Kimberly-Clark.  Mr. Mosby is the past chairman of the Oregon Business Association and the Composite Panel Association and currently serves on the boards of Sustainable Northwest, Biomass Power Association, Oregon BEST and Mull Drilling Company.  Mr. Mosby received his Bachelors degree in Business Administration from Fort Lewis College in 1969.  Mr. Mosby brings to the Board varied experience in the forestry industry and extensive sales and marketing talents.

Mr. Mosby was, pursuant to the terms of the Repurchase Agreement, selected by Collins to serve on the Registrant’s Board of Directors.

Significant Employees

Ron Iff is currently the Company’s General Manager, having managed and built the plywood overlays business.  Mr. Iff joined Paneltech LLC in November, 1998 as Manufacturing Manager.  From October 1995 to November 1998, Mr. Iff had been Program Manager at Weyerhauser.  Mr. Iff received his Master of Forestry degree from Oregon State University in 1977.  He also holds a Bachelor of Science degree in Forest Engineering at Oregon State University and a Bachelor of Science in Forest Management.

Joseph Kawaky joined Paneltech LLC in October, 2008 as the Company’s Senior VP Strategic Development.  From September 2007 to September 2008 Mr. Kawaky served as VP Strategic Business Development at ArmorStruxx — a manufacturer of composite ballistic and blast protection materials for military and homeland security applications.  In addition to managing relationships with key ArmorStruxx suppliers and customers such as DuPont, Owens Corning, and BAE Systems, Mr. Kawaky was also responsible for growth initiatives at NovaStruxx — an ArmorStruxx-owned thermoplastic ballistic prepreg company.  He helped create and also served as the interim President of ArmorStruxx from September 2006 to August 2007.  Prior to September 2006 and following the sale of Tactronics’ marine and aviation navigation business units to defense contractor SAIC, Mr. Kawaky served during the post-sale transition period as Director of Commercial Business Development for SAIC’s Geospatial and Imagery Solutions division.  From May 1999 through June 2005, Mr. Kawaky served as the President of Tactronics’ Retail Division (software products).  Mr. Kawaky’s maritime navigation software and digital cartography business was acquired by Tactronics in 1999.  Mr. Kawaky studied biology at Harvard University Extension and later wildlife management and natural resource economics at the University of Alaska Fairbanks.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2009 there were no delinquent filers as the Company did not have any shares registered pursuant to Section 12 of the Exchange Act.

Board Committees

Audit Committee.  The Board has adopted an Audit Committee Charter and has established an audit committee in accordance with section 3(a)(58)(A) of the Exchange Act consisting of Messrs. Gunter and Staunton which has the duty of recommending to the Board the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles.  Messrs. Gunter and Mr. Staunton are considered independent as defined under Rule 803B(2) of the NYSE Amex rules.  The Board of Directors has determined that Mr. Gunter is an audit committee financial expert as defined by 407(d)(5)(ii) of Regulation S-K.

Compensation Committee. The Board has established a standing compensation committee responsible for determining executive and director compensation.  The Board has not adopted a Compensation Committee Charter, but plans to do so in the future.  The Compensation Committee consists of Messrs. Mosby and Staunton.

Strategic Planning Committee. The Board has established a standing strategic planning committee responsible for formulating, coordinating and planning the strategic direction of the Company.  The Strategic Planning Committee consists of Messrs. Nott, Olmstead and Staunton.

Code of Ethics

We have adopted a Code of Ethics applicable to senior executives and a separate Code of Ethics applicable to all employees, which the Code of Ethics applicable to senior executives supplements (collectively, the “Code of Ethics”).  The Code of Ethics is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics.  The Code of Ethics has been filed as an exhibit to this Annual Report.  Additional copies of the Code of Ethics may be obtained without charge to any stockholder who submits a request in writing to: Investor Relations, Paneltech International Holdings, Inc., 2999 John Stevens Way, Hoquiam, WA, 98550.

Item 11.Executive Compensation

Executive Compensation

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers for the fiscal year ended December 31, 2009 and 2008: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2009 (of which there were three); (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2009 (of which there was one); and (iv) up to two additional individuals, other than former principal executive officers, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2009 (of which there were none).  We refer to these individuals collectively as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Leroy D. Nott Chief Executive Officer and President (1)	2009	$6,923	(5)	0	0	0	0	0	0	$6,923
Scott Olmstead Chief Financial Officer and Secretary (2)	2009	$5,385	(6)	0	0	0	0	0	0	$5,385
Michael Lieber (3) Former Chief Executive Officer, and Chief Financial Officer	2009	0	(7)	0	0	0	0	0	0	0
	2008	$27,400	(8)	0	0	0	0	0	0	27,400
Alan P. Donenfeld (4) Former Chief Executive Officer, and Chief Financial Officer	2009	0	(9)	0	0	0	0	0	0	0

1.	Mr. Nott was appointed the Company’s Chief Executive Officer and President on December 23, 2009.

2.	Mr. Olmstead was appointed the Company’s Chief Financial Officer and Secretary on December 23, 2009.

3.	Mr. Donenfeld served as the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director from September 30, 2009, until December 23, 2009.

4.
Mr. Lieber served as the Company’s Chief Executive Officer, and Chief Financial Officer from April 4, 2006 until September 30, 2009.  From September 30, 2009 until December 23, 2009, Mr. Lieber worked as a consultant for the Company, but did not receive any compensation for his services as a consultant.  On December 23, 2009, Mr. Lieber acquired certain of the Company’s assets that the Company used in previous operations.

5.
Mr. Nott did not receive any compensation from the Registrant in fiscal 2008, but received $6,923 for service to the Company from December 23, 2009.  In fiscal 2009, Mr. Nott received a salary of $173,077 in connection with employment with Paneltech LLC, which merged with and into the Company’s wholly owned subsidiary, Paneltech Products to become the principal operating business of the Company.  For fiscal years 2008 and 2009, prior to the Merger, Mr. Nott served as the Director, President, CEO of Paneltech LLC.  As a member of Paneltech LLC. Mr. Nott was also entitled to certain member distributions.

6.
Mr. Olmstead did not receive any compensation from the Registrant in fiscal 2008, but received $5,385 for service to the Company from December 23, 2009.  In fiscal 2009, Mr. Olmstead received a salary of $134,615 in connection with employment with Paneltech LLC, which merged with and into the Company’s wholly owned subsidiary, Paneltech Products to become the principal operating business of the Company.  For fiscal years 2008 and 2009, prior to the Merger, Mr. Olmstead served as the Director, Business Manager, CFO of Paneltech LLC.  As a member of Paneltech LLC. Mr. Olmstead was also entitled to certain member distributions.

7.	Mr. Lieber did not receive any salary from the Company during the 2009 fiscal year.

8.
Although the Company did not have a formal employment agreement with Mr. Lieber, the Board agreed to compensate Mr. Lieber with an annual base salary equal to $106,600, as of October 2006; and commissions equal to 11.5% of the Company’s gross revenues.  Notwithstanding this Agreement, Mr. Lieber’s total compensation for fiscal 2008 was $27,400.  Though Mr. Lieber was due additional salary plus commissions for the Company’s 2008 fiscal year (ending March 31, 2009), Mr. Lieber agreed to waive this additional compensation.  Mr. Lieber did not receive any compensation from the Company in fiscal 2009.

9.	Mr. Donenfeld did not receive any compensation in connection with his service to the Company.

Narrative Disclosure to Summary Compensation Table

The Company does not have any employment agreements with any of its Named Executive Officers.  The Company does not have any pension, annuity, bonus, stock options, profit sharing or similar benefit plans other than its 401(k) plan which is available to all employees.  The Company made no contributions into the 401(k) plan for any of the Named Executive Officers during 2008 or 2009.  Since our incorporation on April 4, 2006, no stock options or stock appreciation rights were granted to any of our Named Executive Officers.

 Outstanding Equity Awards at Fiscal Year End

During the fiscal year ended December 31, 2009, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Director Compensation

During the fiscal year ended December 31, 2009, none of our directors received any compensation for the services rendered to our Company in their capacity as such.

In January 2010, the Company granted 1,042,156 Warrants to each of Messrs. Gunter and Staunton.  The decision to grant Warrants to Messrs. Gunter and Staunton was based on the fact that each of the other Directors of the Company already held a significant equity interest in the Company or was affiliated with an entity that had a significant equity interest in the Company.  The Board believes that having Directors with equity incentives would better align the Directors with the best interests of the Company’s stockholders.

The Compensation Committee of the Board of Directors has not yet determined the amount of cash compensation to be paid to the Company’s directors receive in connection with their service to the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 9, 2010, we had a total of 54,481,022 shares of Common Stock issued and outstanding and 3,271,860 shares of Series A Preferred Stock issued and outstanding.  Together, our Common Stock and Series A Preferred Stock constitute our voting securities (the “Voting Stock”).

The following table sets forth, as of April 9, 2010: (i) the names and addresses of each beneficial owner of more than five percent (5%) of any class of our Voting Stock known to us, the number of shares of any class of our Voting Stock beneficially owned by each such person, and the percent of any class of our Voting Stock so owned; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  The table includes individual beneficial ownership of common stock that a person has the right to acquire within 60 days from April 9, 2010.  The principal address of each of the directors and officers listed below is c/o Paneltech International Holdings, Inc. 2999 John Stevens Way, Hoquiam, WA 98550.

Title of Class	Name And Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common	L.D. Nott Company 114 First Avenue Aberdeen, WA 98520 (1)	28,259,608	51.87%
Common	SORB Management Corporation 3873 Wishkah Road Aberdeen, WA 98520 (2)	6,178,624	11.34%
Common	Ronald H. Iff 921 Lake Hill Road Montesano, WA 98563	4,697,529	8.62%
Common	Collins Timber Company LLC 1618 S.W. First Ave. Suite 500 Portland, OR 97201.	8,179,657	15.01%
Common	Paragon Capital LP 110 East 59th St. 29th fl. New York, NY 10022	6,300,000	11.56%
Series A Convertible Preferred Stock	Paragon Capital LP 110 East 59th St. 29th fl. New York, NY 10022	908,850 (3)	27.78%
Series A Convertible Preferred Stock	Cornelius B. Prior, Jr. Box 12030 St. Thomas V.I. 00801	1,817,700 (4)	55.56%
Series A Convertible Preferred Stock	Sustainability Investment Fund 2009 LP 12909 SW 68th Parkway, Suite 430 Portland, OR 97223	272,655(5)	8.33%
Series A Convertible Preferred Stock	Pamaron Investment Co. 19 Pamaron Way Novato, CA 94949	272,655(6)	8.33%

Directors and Named Executive Officers
Common	Leroy D. Nott	28,259,608 (7)	51.87%
Common	Scott Olmstead	6,178,624 (8)	11.34%
Common	Trent Gunter	0 (9)	*
Common	Sidney Staunton	0 (10)	*
Common	R. Wade Mosby	0 (11)	*
Common	All Directors and Named Executive Officers as a group (5 persons)	34,438,232	63.21%
 ______________________
  * Less than one percent

1.	President of the L.D. Nott Company is Leroy Nott, Paneltech's Director, President and CEO. The address for L.D. Nott Company is 114 First Avenue, Aberdeen, WA 98520.

2.	President of SORB Management Corporation is Scott Olmstead, Paneltech's Director, CFO and Secretary. The address for SORB Management Corporation is 3873 Wishkah Road, Aberdeen, WA 98520.

3.
Based on the current conversion ratio, the 908,850 shares of Series A Preferred Stock held by Paragon Capital LP are currently convertible into 4,544,250 shares of the Company’s Common Stock.  Each share of Series A Preferred Stock is convertible into five shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Does not include 1,514,750 Warrants that are not exercisable within 60 days of April 9, 2010.  As noted elsewhere in this table, Paragon also holds 6,300,000 shares of restricted Common Stock.

4.
Based on the current conversion ratio, the 1,817,700 shares of Series A Preferred Stock held by Cornelius B. Prior, Jr. are currently convertible into 9,088,500 shares of the Company’s Common Stock.  Each share of Series A Preferred Stock is currently convertible into five shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Does not include 3,029,500 Warrants that are not exercisable within 60 days of April 9, 2010.

5.
Based on the current conversion ratio, the 272,655 shares of Series A Preferred Stock held by the Sustainability Investment Fund 2009 LP are currently convertible into 1,363,275 shares of Common Stock.  Each share of Series A Preferred Stock is currently convertible into five shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Does not include 454,425 Warrants that are not exercisable within 60 days of April 9, 2010.

6.
Based on the current conversion ratio, the 272,655 shares of Series A Preferred Stock held by Pamaron Investment Co. are currently convertible into 1,363,275 shares of Common Stock.  Each share of Series A Preferred Stock is currently convertible into five shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Does not include 454,425 Warrants that are not exercisable within 60 days of April 9, 2010.

7.	Includes 28,259,608 shares that Mr. Nott has the power to vote and dispose, by virtue of his position as President of the L.D. Nott Company

8.	Includes 6,178,624 shares that Mr. Olmstead has the power to vote and dispose, by virtue of his position as President of the SORB Management Corporation.

9.	Does not include 1,042,156 Warrants that are not exercisable within 60 days of April 9, 2010.

10.	Does not include 1,042,156 Warrants that are not exercisable within 60 days of April 9, 2010.

11.
Mr. Mosby does not exercise any voting or dispositive power over the shares owned by Collins Timber Company LLC. Mr. Mosby is a Senior Vice President of Collins Pine Company, which owns approximately 64% of the Collins Timber Company LLC.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Laird Capital LLC

Prior to the Merger, Paneltech LLC paid $60,787.42 to Laird Capital LLC (“Laird”) pursuant to a six month Business Advisory & Financial Consulting Agreement under which Laird provided certain strategic advice to the Company.  The Laird engagement ended in accordance with its terms on October 2, 2009.  Sidney Staunton and Trent Gunter are Managing Members of Laird and performed the consultant services on behalf of Laird, but are no longer providing services to the Company on behalf of Laird.  On December 23, 2009, Messrs. Staunton and Gunter were appointed directors of the Company.

Michael Lieber and Alan Donenfeld

On September 30, 2009, the Registrant entered into that certain Stock Purchase Agreement (the “September Purchase Agreement”) with Paragon pursuant to which the Registrant sold 500,000 shares of the Common Stock of the Registrant to Paragon for an aggregate purchase price of $250,000 (the “Purchase Price”).  The Registrant used up to $225,000 of the Purchase Price to satisfy debts and liabilities disclosed in the September Purchase Agreement, including certain liabilities of the Registrant to Michael Lieber, the Registrant’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Director at the time the Registrant entered into the September Purchase Agreement.  The remaining $25,000 of the Purchase Price was held by an Escrow Agent to offset any liabilities, whether disclosed or not disclosed, up until January 15, 2010.

On September 30, 2009, pursuant to that certain Selling Stockholder Purchase Agreement, Michael Lieber t/a Tradewise Associates LLC, a New York limited liability company wholly owned by Michael Lieber, sold an aggregate of 5,800,000 shares of common stock of the Registrant to Paragon in consideration for $10,000.  The shares represented approximately 96% of the issued and outstanding shares of common stock of the Registrant at the time of the sale.  Upon the consummation of the transactions contemplated by the Purchase Agreement and the Selling Stockholder Purchase Agreement, on September 30, 2009, Michael Lieber resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Registrant.  Simultaneously, the Board of Directors of the Company appointed Alan P. Donenfeld, the general partner of Paragon, as the Registrant’s President, Chief Executive Officer, Chief Financial Officer and Director of the Company.  Mr. Lieber continued to act as a consultant to the Registrant in the operation of its Pre-Merger Business until his resignation on December 23, 2009.

On December 23, 2009, upon the closing of the Merger, Mr. Alan P. Donenfeld, the Registrant’s sole officer and director prior to the Merger, and also a principal of Paragon, resigned from each of his positions effective immediately.  Following Mr. Donenfeld’s resignation and pursuant to the Merger Agreement, Leroy Nott was appointed President, Chief Executive Officer and Director of the Registrant and Scott Olmstead was appointed Secretary, Chief Financial Officer and Director of the Registrant.  Upon the closing of the Merger, five directors were appointed to the Registrant’s Board of Directors.

Prior to consummation of the transactions contemplated by the Purchase Agreement and the Selling Stockholder Purchase Agreement, the Company leased, on a month-to-month basis, office space in Mr. Lieber’s home for $1,500 per month.  Following consummation of the transactions contemplated by the Purchase Agreement and the Selling Stockholder Purchase Agreement, but prior to the Merger, the Company’s office was located in Paragon’s corporate offices, for which the Company did not pay rent.

Mosby

Mr. Mosby was, pursuant to the terms of the Repurchase Agreement, selected by Collins to serve on the Company’s Board of Directors.  Under the Repurchase Agreement, the Company purchased 13,772,550 shares of Common Stock held by Collins Timber Company LLC, a former member of Paneltech LLC.  The Company paid $375,000 and delivered to Collins a Promissory Note in the initial principal amount of $375,000.  Under certain circumstances set forth in the Collins Note, the principal amount of the Collins Note will be adjusted to equal $625,000, less the aggregate principal amount previously paid on the Collins Note.  Mr. Mosby is a Senior Vice President of Collins Pine Company, which owns approximately 64% of Collins.

Guaranties by Officers

Leroy D. Nott (the Company’s President and CEO), Scott D. Olmstead (the Company’s CFO and Secretary), Ronald H. Iff, SORB Management Corporation (an entity controlled by Mr. Olmstead), and L.D. Nott Company (an entity controlled by Mr. Nott) have provided guaranties in favor of Shorebank and Anchor Bank concerning all of the Company’s loan agreements with each bank.

Paneltech LLC Member Notes

In connection with certain tax distributions owed to Paneltech LLC members, certain promissory notes were issued to those members that as a result of the Merger have become obligations of Paneltech Products (the “Member Notes”).  The Member Notes are in the following amounts:

L.D. Nott Company	$206,347.20
Collins Timber Company LLC	$160,291.70
SORB Management Corporation	$45,115.47
Ron Iff	$34,300.70
Andrew R.G. Wilson	$4,028.45
Chris Wentworth	$877.62

The L.D. Nott Company is an entity controlled by Leroy Nott, the Company’s President and CEO.  The SORB Management Corporation is an entity controlled by Scott Olmstead, the Company’s CFO and Secretary.  Ron Iff and Chris Wentworth are employees of the Company.  Andrew R.G. Wilson is currently engaged as a consultant for Paneltech Products.  Such promissory notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.

Director Independence

Presently, we are not required to comply with the director independence requirements of a securities exchange because we are not listed on a national securities exchange, but the Board of Directors has adopted independence standards for directors that conform to the standards required by Section 803A of the Listing Rules for NYSE Amex listed companies.  Applying such standards, the Board of Directors has affirmatively determined that two of our directors, Messrs. Gunter and Staunton, are independent.  The Board of Directors has also determined that Messrs. Gunter and Staunton are considered independent for audit committee purposes under Section 803B(2) of the NYSE Amex rules.

Mr. Lieber and Mr. Donenfeld, two of the Company’s former directors who served on the Board during fiscal year 2009, would not have been considered “independent” as defined under either Section 803A or Section 803B(2) of the NYSE Amex rules.

Item 14.   Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered was $174,537 and $147,250  for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, which services included the cost of the reviews of the consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and other periodic reports for each respective year.

Audit-Related Fees

The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $14,954 and $0 for the years ended December 31, 2009 and 2008, respectively, relating principally to our preferred stock valuation.

Tax Fees

For the years ended December 31, 2009 and March 31, 2009, the principal accountant billed $19,200 and $10,830, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

Other than the services described above, the aggregate fees billed for services rendered by the principal accountant were $0 and $0, respectively, for the fiscal years ended December 31, 2009 and 2008.

In December 2009, following consummation of the Merger, the Board of Directors formed an Audit Committee and subsequently adopted an Audit Committee Charter, which established the policies and procedures under which all audit and nonaudit services performed by our principal accountants must be approved in advance by the Audit Committee. Prior to the formation of the Audit Committee and adoption of the Audit Committee Charter, the Company’s Board of Directors functioned as our audit committee and it was the Company’s policy for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved by our Board of Directors.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)   FINANCIAL STATEMENTS

Reference is made to the “Report of Independent Registered Public Accounting Firm”, the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” under Item 8 of Part II hereof appearing on pages F-1 through F-30 hereto, which are incorporated herein by reference.

(2)    FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 of Part II above.

(b) Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated December 23, 2009, between Registrant, Paneltech Products and Paneltech LLC.  Incorporated herein by reference to Exhibit 2.1 of Current Report on Form 8-K, filed December 30, 2009.

2.2
Asset Purchase Agreement, dated December 23, 2009, between Registrant and Cambridge and Michael Lieber.  Incorporated herein by reference to Exhibit 2.2 of Current Report on Form 8-K, filed December 30, 2009.

3.1	Certificate of Incorporation of Registration. Incorporated herein by reference to Exhibit 3.1 of Form SB-2, filed August 8, 2007.
3.2	Bylaws of Registrant. Incorporated herein by reference to Exhibit 3.2 of Form SB-2, filed August 8, 2007.
3.3	Certificate of Designations of Registrant dated December 21, 2009. Incorporated herein by reference to Exhibit 3.1 of Current Report on Form 8-K, filed December 30, 2009.
3.4	Certificate of Ownership and Merger of Registrant relating to name change. Incorporated herein by reference to Exhibit 3.2 of Current Report on Form 8-K, filed December 30, 2009.
4.1	Specimen Common Stock Certificate of Registrant. Incorporated herein by reference to Exhibit 4.1 of Amendment No. 2 to the Current Report on Form 8-K, filed February 11, 2010.
4.2	Form of Warrant issued in connection with the Offering. Incorporated herein by reference to Exhibit 4.2 of Current Report on Form 8-K, filed December 30, 2009.
10.1	Stock Purchase Agreement, dated September 30, 2009, between Registrant and Paragon Capital LP. Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 30, 2009.
10.2
Selling Stockholder Purchase Agreement, dated September 30, 2009, between Michael Lieber t/a Tradewise Associates LLC and Paragon Capital LP.  Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 30, 2009.

10.3
Promissory Note, dated December 18, 2009, issued by Paneltech LLC in favor of the L.D. Nott Company.  Incorporated herein by reference to Exhibit 10.4 of Current Report on Form 8-K, filed December 30, 2009.

10.4
Promissory Note, dated December 18, 2009, issued by Paneltech LLC in favor of SORB Management Corporation.  Incorporated herein by reference to Exhibit 10.5 of Current Report on Form 8-K, filed December 30, 2009.

10.5
Investors Rights Agreement dated December 23, 2009, among the Registrant and Investors signatory thereto.  Incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, filed December 30, 2009.

10.6
Collins Repurchase Agreement, dated December 23, 2009, between Registrant and Collins Timber Company LLC.  Incorporated herein by reference to Exhibit 10.2 of Current Report on Form 8-K, filed December 30, 2009.

10.7
Form of Securities Purchase Agreement issued in connection with the Offering.  Incorporated herein by reference to Exhibit 10.6 of Amendment No. 2 to the Current Report on Form 8-K, filed February 11, 2010.

10.8
Assumption Agreement, dated December 23, 2009, between Paneltech LLC, Paneltech Products and Shorebank Pacific.  Incorporated herein by reference to Exhibit 10.3 of Current Report on Form 8-K, filed December 30, 2009.

10.9*	Business Loan Agreement, dated November 30, 2009 (replacing Business Loan Agreement dated January 19, 2001), between Paneltech LLC and Shorebank.
10.10*	Change in Terms Agreement, dated September 30, 2009, between Paneltech LLC and Shorebank, relating to Loan Agreement originally dated January 19, 2001.
10.11*	Default and Forbearance Agreement, dated December 17, 2009, between Paneltech LLC and Shorebank.
10.12*	Commercial Guaranty, dated December 31, 2009, between Registrant and Shorebank.
10.13*	Commercial Security Agreement, dated December 31, 2009, between Paneltech Products and Shorebank, relating to Loan Agreement originally dated January 19, 2001.
10.14*	Change in Terms Agreement, dated February 28, 2010, between Paneltech Products and Shorebank, relating to Loan Agreement originally dated January 19, 2001.
10.15*	Default and Forbearance Agreement, dated March 26, 2010, between Paneltech Products and Shorebank.
10.16*	Change in Terms Agreement, dated March 26, 2010, between Paneltech Products and Shorebank relating to Loan Agreement originally dated January 19, 2001.
10.17*	Commercial Loan Agreement, dated April 22, 2005, between Paneltech LLC and Anchor Bank.
10.18*	Change in Terms Agreement, dated January 21, 2010, between Paneltech Products and Anchor Bank, relating to Commercial Loan Agreement dated April 22, 2005.
10.19*	Business Loan Agreement, dated November 18, 2008, between Paneltech LLC and Anchor Bank.
10.20*	Change in Terms Agreement, dated September 16, 2009, between Paneltech LLC and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
10.21*	Change in Terms Agreement, dated December 28, 2010, between Paneltech Products and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
10.22*	Change in Terms Agreement, dated January 21, 2010, between Paneltech Products and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
10.23*	Change in Terms Agreement, dated March 15, 2010, between Paneltech Products and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
14.1*	Code of Ethics of Paneltech International Holdings, Inc.
21.1*	Subsidiaries of Paneltech International Holdings, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANELTECH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Leroy D. Nott
	Name:	Leroy D. Nott
	Title:	Chief Executive Officer
	Date:	April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy D. Nott	Chief Executive Officer, President and Director (Principal Executive Officer)	April 15, 2010
Leroy D. Nott

/s/ Scott D. Olmstead	Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2010
Scott D. Olmstead

/s/ Trent Gunter	Director	April 15, 2010
Trent Gunter

/s/ Sidney Staunton	Director	April 15, 2010
Sidney Staunton

/s/ R. Wade Mosby	Director	April 15, 2010
R. Wade Mosby

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY
For the Years Ended December 31, 2009 and 2008

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2-F-3

Consolidated Statements of Operations	F- 4

Consolidated Statements of Stockholders’ (Deficiency) Equity	F-5

Consolidated Statements of Cash Flows	F-6-F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8-F-30

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
Paneltech International Holdings, Inc.

We have audited the accompanying balance sheets of Paneltech International Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’(deficiency) equity and cash flows for the years then ended.  These Consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paneltech International Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their  operations and their cash flows for the years then ended  in conformity with United States generally accepted accounting principles.

/s/ Marcum llp

New York, NY
April 15, 2010

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2009 and 2008

ASSETS

	2009	2008

CURRENT ASSETS
Cash	$4,121	$3,914
Accounts receivable, net	782,951	1,542,634
Inventories	1,733,453	2,277,592
Prepaid expenses and other current assets	37,774	46,705

Total Current Assets	2,558,299	3,870,845

PROPERTY AND EQUIPMENT, Net	2,048,963	2,277,323

OTHER ASSETS
Deferred loan costs	31,149	35,313
Intangible assets, net	213,750	240,750

Total Other Assets	244,899	276,063

TOTAL ASSETS	$4,852,161	$6,424,231

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2009 and 2008

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

	2009	2008

CURRENT LIABILITIES
Line of credit	$232,852	$1,359,188
Note payable -shareholder	375,000	--
Accounts payable	651,629	927,881
Accrued expenses and other current liabilities	289,513	202,087
Current maturities of long-term debt	330,829	327,387
Due to shareholders-current	313,301	--
Capital lease obligations	16,769	15,455

Total Current Liabilities	2,209,893	2,831,998

OTHER LIABILITIES
Long-term debt, less current maturities	1,813,174	1,659,507
Due to shareholders	137,660	--
Derivative obligation -warrants	99,974	--
Capital lease obligations, less current portion	24,597	41,365
Deferred tax liability	217,000	--

Total Other Liabilities	2,292,405	1,700,872

TOTAL LIABILITIES	4,502,298	4,532,870

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A convertible preferred stock, $0.0001 par
value , 5,453,100 shares designated, 2,999,205
and -0- issued and outstanding, liquidation
preference of $3,303,919	1,505,917	--

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock, $0.0001 par value, 500,000,000
shares authorized, 68,253,572 and 61,759,852
issued and outstanding	6,825	6,176
Additional paid-in capital	(114,975)	1,138,040
Retained earnings (accumulated deficit)	(297,904)	747,145
Treasury stock, at cost 13,772,550 and -0-
shares outstanding, respectively	(750,000)	--

TOTAL (DEFICIENCY) EQUITY	(1,156,054)	1,891,361

TOTAL LIABILITIES AND EQUITY	$4,852,161	$6,424,231

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008

	2009	2008

NET SALES	$8,730,036	$17,405,486

COST OF SALES	6,838,427	13,412,884

GROSS PROFIT	1,891,609	3,992,602

OPERATING EXPENSES	3,224,774	2,049,992

OPERATING (LOSS) INCOME	(1,333,165)	1,942,610

OTHER INCOME (EXPENSE)
Interest expense	(192,396)	(254,380)

NET (LOSS) INCOME
BEFORE INCOME TAXES	(1,525,561)	1,688,230

Income Taxes	217,000	--

NET (LOSS) INCOME	(1,742,561)	1,688,230

Preferred stock dividends	(3,919)	--

NET (LOSS) INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$(1,746,480)	$1,688,230

Net (loss) income per share to common
stockholders - basic and diluted	$(0.03)	$0.03

Weighted average shares outstanding
- basic and diluted	61,600,316	61,759,852

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional	Retained
	$.0001 Par Value		Paid-In	Earnings	Treasury
	Shares	Amount	Capital	(Deficiency)	Stock	Total

BALANCE - December 31, 2007	61,759,852	$6,176	$1,138,040	$(732,043)	$--	$412,173

Distribution to shareholders	--	--	--	(209,042)	--	(209,042)

Net Income	--	--	--	1,688,230	--	1,688,230

BALANCE - December 31, 2008	61,759,852	6,176	1,138,040	747,145	--	1,891,361

Repurchase of Common Stock	--	--	--	--	(750,000)	(750,000)

Assets sold to Former CEO and
Shareholder	(50,000)	(5)	5	--	--	--

Common shares of Charleston
Basics, Inc. in connection with
merger	6,543,720	654	(654)	--	--	--

Distribution to shareholders	--	--	--	(450,961)	--	(450,961)

Accrued dividends - Series A
preferred stock	--	--	--	(3,919)	--	(3,919)

Derivative obligation warrants	--	--	(99,974)	--	--	(99,974)

Recapitalization of Paneltech LLC
since date of Merger	--	--	(1,152,392)	1,152,392	--	--

Net loss	--	--	--	(1,742,561)	--	(1,742,561)

BALANCE - December 31, 2009	68,253,572	$6,825	$(114,975)	$(297,904)	$(750,000)	$(1,156,054)

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,742,561)	$1,688,230
Adjustments to reconcile net income to net cash
cash provided by operating activities:
Loss on disposal of property and equipment	414	11,690
Depreciation expense	373,122	382,445
Amortization expense	35,914	36,450
Provision for doubtful accounts	82,195	(83,206)
Changes in operating assets and liabilities:
Accounts receivable	677,488	(952,931)
Inventories	544,139	(491,524)
Prepaid expenses and other current assets	8,931	50,579
Other assets	(4,750)	(22,340)
Accounts payable	(276,252)	239,676
Income taxes	217,000	--
Accrued expenses and other current liabilities	83,507	(106,972)

TOTAL ADJUSTMENTS	1,741,708	(936,133)

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(853)	752,097

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(145,176)	(710,304)
Proceeds from sale of property and equipment	--	1,322

NET CASH USED IN
INVESTING ACTIVITIES	$(145,176)	$(708,982)

PANELTECH INTERNATIONAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS, Continued

For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	$(1,126,336)	$494,965
Borrowings (repayment) of notes payable	157,109	(369,447)
Payments on capital lease obligations	(15,454)	(13,382)
Net proceeds from sale of preferred stock	1,505,917	--
Repurchase of common stock	(375,000)
Distributions to shareholders	--	(209,042)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	146,236	(96,906)

NET INCREASE (DECREASE) IN CASH	207	(53,791)

CASH - Beginning	3,914	57,705

CASH - Ending	$4,121	$3,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Interest	$193,910	$256,532
Taxes	$--	$--

Non-cash investing and financing activities:

Repurchase of common stock in exchange
for note payable -shareholder	$375,000	$--
Issuance of promissory notes to certain shareholder
for membership distribution	$450,958	$--
Dividends on redeemable convertible
preferred stock	$3,919	$--

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

Organization and Principal Business Activity

Paneltech International Holdings, Inc. (“Company”) manufactures solid surface phenolic resin paper composite that is branded Paperstone/Rainstone/Stonekast, ballistics web, branded Fortrex, overlays and provides transport services for the timber industry. Its customers are located throughout the world. The Company operates as one business segment.

On December 23, 2009, Paneltech International, LLC (“Paneltech”) completed a reverse merger (the “Merger”) with publicly traded Charleston Basics, Inc. (“Charleston”), a company that sold outdoor camping goods and tactical gear.  Charleston Basics was incorporated on April 4, 2006 under the laws of the state of Delaware.  Following the Merger, Charleston sold all of its pre-Merger assets relating to this business to the former CEO and shareholder of Charleston for a nominal value.  Under the terms of the Merger, Paneltech merged with and into Paneltech Products, Inc., a Delaware corporation and wholly-owned subsidiary of Charleston, to become Charleston’s principal operating business.  Charleston subsequently changed its name to Paneltech International Holdings, Inc.

As a result of the merger transaction 100% of the membership units of Paneltech were exchanged for 61,759,852 shares of Charleston common stock.  The former owners of Paneltech therefore became the controlling stockholders of Charleston and accordingly, the merger of Paneltech and Charleston is a reverse merger that has been accounted for as a recapitalization of Paneltech, which is deemed to be the accounting acquirer.  As of the date of the merger transaction, Charleston had 6,543,720 shares of common stock issued and outstanding.

Following consummation of the Merger, the Company entered into Securities Purchase Agreements (the “Offering”) with three investors and raised an aggregate of $1.65 million in an offering of the Company’s preferred stock and warrants.  Of the $1.65 million of proceeds raised, $375,000 was used as a partial payment to buy back certain shares held by a former member of Paneltech.

NOTE 2 - Liquidity and Financial Condition

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit.  The advances under the line of credit are determined based on rate of 75% of eligible accounts receivable and 50% of eligible inventory. Capital project needs have been traditionally financed with bank term loans and cash flows from operations.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Liquidity and Financial Condition, continued

The Company has a $1,500,000 line of credit with a lending institution (the “Lender”) which was to expire on February 28, 2010 which was further extended until March 26, 2010.  The line interest rate at December 31, 2009 was 7.25% over the bank's index rate (3.25% at December 31, 2009).  In connection with the extension until March 26, 2010, the line was reduced to $900,000 and the interest rate was increased to 16.5%.  On March 26, 2010, the Lender provided an extension to the line of credit, expiring on April 30, 2010 and decreased the interest rate to 10.5%.  The line of credit is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding at December 31, 2009 and 2008 was $232,852 and $1,359,188, respectively.

The Company's line of credit agreement with the Lender contains certain restrictions and covenants.  Under these restrictions, the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, cash flow coverage, and debt to net worth).  At December 31, 2009, the Company was not in compliance with various covenants under the terms of the line of credit agreement which constitute an event of default.  The Company received a waiver of these defaults in connection with a forbearance agreement that extended the line until February 28, 2010.  In connection with the March 26, 2010 line extension, the Lender also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.  There can be no assurance the Company can comply with those requirements.

On November 18, 2008, another lending institution granted a construction loan for $1,819,000 to the Company for the purpose of plant expansion.  The loan is funded as expenditures are made for the expansion and at project completion the loan will be converted to a normal term loan.  As of December 31, 2009, the Company had borrowed $465,615 under this agreement.

The Company received $1,650,000 from the sale of securities in December, 2009.  Additional sales of securities are planned in stages.

Management believes cash balances on hand, borrowings under the line of credit agreement and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  The Company will also seek to further extend its line of credit agreement which is set to expire on April 30, 2010.  There can be no assurance the line will be extended with the current Lender. Should the line not be extended, the Company will seek alternative sources of funding.  Beginning in March 2010, the Company has taken certain cost cutting measures and increased the selling price of overlay products in response to the challenging market conditions.  In the event that market conditions remain weak and/or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Paneltech Products, Inc. (including Paneltech Rainscreen, LLC).  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification
The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

Cash and Cash Equivalents
For financial reporting purposes, the Company considers all highly liquid investments with a maturity of twelve months or less when purchased to be cash equivalents.  The Company places its cash deposits and cash investments with financial institutions.  At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Inventories
Inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
Property and equipment are stated at cost.  The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.  When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Manufacturing equipment	5 to 10 years
Furniture and fixtures	3 to 5 years
Mobile equipment	5 to 10 years

Deferred Loan Costs
Deferred loan costs are stated at cost and are amortized using the straight-line method by systematic charges to operations over the life of the related financing agreement.  Amortization expense totaled $8,914 and $7,702 for the years ended December 31, 2009 and 2008, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Deferred Loan Costs, continued
Amortization expense is estimated to be as follows:

For the Year Ending December 31,	Amount
2010	$6,096
2011	4,224
2012	4,170
2013	4,037
2014	3,070
Thereafter	9,552

Total	$31,149

Income Taxes

The Company uses the asset and liability method to determine its income tax expense.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a chance in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

The Company also periodically evaluate whether they have any uncertain tax positions requiring accounting recognition in their financial statements.  Under applicable GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Applicable GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements.  The Company’s policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Revenue Recognition
The Company applies the revenue recognition principles in accordance with Accounting Standards Codification (“ASC”) 605, "Revenue Recognition," with respect to recognizing its revenue.  Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

Advertising
The Company expenses all advertising costs as incurred.  Advertising expense amounted to $14,975 and $5,095 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling
The Company classifies revenue from customers related to shipping and handling charges as a component of net sales and the corresponding freight charges classified in cost of sales.

Research and Development
Costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the years ended December 31, 2009 and 2008, were $208,583 and $292,310, respectively.

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other.  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

The Company’s amortizable intangible asset consists of a trade name.  The asset is being amortized using the straight-line method over its estimated useful life of ten years.

Impairment of Long-Lived Assets
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in 2009.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, lines of credit and other liabilities approximate fair value based on the short-term maturity of these instruments.  The carrying amounts reported in the balance sheet for long-term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk.

Effective January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.”  ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Other inputs that are directly or indirectly observable in the marketplace.

Level 3:  Unobservable inputs supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The adoption of this pronouncement did not have any material impact on the Company’s financial position, results of operations and cash flows.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued
In February 2007, the FASB issued ASC Topic 825, “Fair Value Option“, which is effective for fiscal years beginning after November 15, 2007.  ASC Topic 825 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Concentration of Credit Risk
 Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of December 31, 2009, we had no deposits in excess of federally insured limits.  Management believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

Preferred Stock/Convertible Instruments
The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value.  The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity.

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC Topic 815, “Derivatives and Hedging.”

ASC Topic 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with ASC Topic 815.  These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC Topic 815.  ASC Topic 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to ASC Topic 815).

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Net Loss Per Share
Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the years ended December 31, 2009 and 2008 excludes potentially dilutive securities, including warrants of 4,998,675 and convertible preferred stock of 14,996,025 (equivalent common shares) because their inclusion would be anti-dilutive.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.

Recent Accounting Pronouncements
The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued
In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, FASB issued ASC Topic 810-10 “Consolidation – Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of ASC Topic 810-10 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860-20 “Transfers and Servicing - Sale of Financial Assets,”  to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of ASC Topic 860, “Transfers and Servicing,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  ASC Topic 860-20 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not currently engage in the transfer of financial assets and, therefore, does not expect that the adoption of ASC Topic 860-20 will have a material impact on the Company’s financial statements.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued
In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosure--Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2009	2008
Trade receivables	$885,146	$1,562,634
Allowance for doubtful accounts	(102,195)	(20,000)

Accounts Receivable	$782,951	$1,542,634

The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 5 - Inventories

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials	$988,580	$1,579,760
Finished goods	744,873	697,832

	$1,733,453	$2,277,592

NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
Manufacturing equipment	$4,259,752	$4,126,784
Furniture and fixtures	95,050	95,914
Mobile equipment	984,073	987,603
	5,338,875	5,210,301
Less: accumulated depreciation and amortization	(3,289,912)	(2,932,978)

	$2,048,963	$2,277,323

Property and equipment, at December 31, 2009 and 2008, includes $80,450 of assets acquired under capital lease obligations.  Depreciation and amortization for the years ended December 31, 2009 and 2008 amounted to $373,122 and $382,445, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Intangible Assets

Below is a summary of intangible assets at December 31, 2009 and 2008:

	Balance as of December 31, 2009			Balance as of December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Trade name
(10 year life)	$270,000	$(56,250)	$213,750	$270,000	$(29,250)	$240,750

Total amortization expense was $27,000 and $27,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 8 - Line of Credit

The Company had a $1,500,000 line of credit with a lending institution (the “Lender”) which was to expire on February 28, 2010 which was further extended until March 26, 2010.  The line interest rate at December 31, 2009 was 7.25% over the bank's index rate (3.25% at December 31, 2009).  In connection with the extension until March 26, 2010, the line was reduced to $900,000 and the interest rate was increased to 16.5%.  On March 26, 2010, the Lender provided an extension to the line of credit, expiring on April 30, 2010 and decreased the interest rate to 10.5%.

The line of credit is secured by accounts receivable, inventory and equipment and guarantees by certain officers of the Company.  The balance outstanding at December 31, 2009 and 2008 was $232,852 and $1,359,188 respectively.

The Company's line of credit agreement with the Lender contains certain restrictions and covenants.  Under these restrictions, the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, cash flow coverage, and debt to net worth).  At December 31, 2009, the Company was not in compliance with various covenants under the terms of the line of credit agreement which constitute events of default.  The Company received a waiver of these defaults in connection with a forbearance agreement that extended the line until February 28, 2010.  In connection with the March 26, 2010 line extension, the Lender also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.  There can be no assurance the Company can comply with these requirements.

Interest expense on the line of credit was $59,783 and $69,483 for the years ended December 31, 2009 and 2008, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Notes Payable-Shareholder

On December 23, 2009 the Company issued a Promissory Note in the amount of $375,000 to complete the purchase of shares from a former member of Paneltech.  The Note bears interest at prime per annum (3.25% at December 31, 2009) and is due on or before July 31, 2010.  In the event the unpaid principal and accrued interest is not paid on or before July 31, 2010, the outstanding principal and accrued interest shall be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 1, 2010.

NOTE 10 - Due to Shareholder

On December 18, 2009, Paneltech issued Promissory Notes to six of its members in the aggregate of $450,961 in consideration for certain membership distributions that were owed to the members.  The Notes bear interest at 12% per annum and are due on February 23, 2011. The Notes are payable in twelve monthly installments including interest beginning March 23, 2010.

	2009	2008
Due to shareholder	$450,961	$--
Less: current portion	(313,301)	--

Long-Term Portion	$137,660	$--

NOTE 11 - Long Term Debt

	2009	2008
Note payable, due in monthly installments of $20,545, including interest at prime (3.25% at December 31, 2009), plus 1.5%, through May 2015.	$1,182,803	$1,342,249

Note payable for capital improvements, due in monthly installments of $902, including interest at 7.50% and matures October 2010.	8,550	18,352

Note payable, due in monthly installments of $4,010, including interest at prime (3.25% at December 31, 2009), plus 1.25%, and is secured by equipment. Matures February 10, 2016.	$222,372	$258,789

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Long Term Debt, continued

	2009	2008
Note payable, due in monthly installments of $1,237, including interest at 8.00%, secured by inventory, equipment, and accounts receivable. Matures February 2012.	$28,973	$41,030

Note payable due in monthly installments of $8,089 with an imputed interest rate of 9%. Matures September 2012.	235,690	307,974

Note payable –equipment loan, Matures August 2017.	465,615	18,500

	2,144,003	1,986,894
Less: current portion	(330,829)	(327,387)

Long-Term Portion	$1,813,174	$1,659,507

For the Year Ending December 31,	Amount
2010	$330,829
2011	377,315
2012	368,908
2013	316,644
2014	338,022
Thereafter	412,285

Total	$2,144,003

Interest expense for 2009 and 2008 was $132,612 and $184,923, respectively.

Note Payable - Equipment Loan
The Company entered into a financing arrangement with a financial institution in December 2008 to borrow funds totaling $1,819,000 which is expected to be fully funded by the third quarter of 2010.  The loan will be collateralized by a security interest in the new equipment to be purchased by this loan.  The loan carries a variable rate of interest at prime, plus 2.25% rounded to the next highest .125%.  This variable rate will not decline below 6.5%, or exceed 9% until the loan is fully funded in the third quarter of 2010, when the rate becomes fixed at 6.75% for 84 months.  The loan matures on August 1, 2017. The Company is required to pay $22,217 over the next twelve months.  Interest expense for 2009 and 2008 was $30,638 and $26, respectively.  The balance outstanding at December 31, 2009 and 2008 was $465,615 and $18,500, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Capital Lease Obligations

On May 2, 2007, the Company entered into an equipment lease agreement with a leasing company for monthly installments of $1,628, with an annual interest rate of 8.77% secured by the related equipment.  The lease matures May 2012.

Future minimum lease payments under capital leases are as follows:

For the Year Ending December 31,	Amount
2010	$19,534
2011	19,534
2012	6,512
Total minimum lease payments	45,580
Less amount representing interest	(4,214)

Present value of minimum lease payments	$41,366

NOTE 13 - Redeemable Preferred Stock

Series A Convertible Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,453,100 shares have been designated Series A Convertible Preferred Stock ( “Series A Preferred Stock”).

On December 23, 2009 and December 30, 2009, the Company entered into Securities Purchase Agreements (the “Offering”) with accredited investors and sold 2,999,205 shares of Series A  Preferred Stock for net proceeds of $1,505,917 (gross proceeds of $1,650,000 less offering costs of $144,083).  The Series A Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion rate that is subject to adjustment, which initially provides for each share of Series A Preferred Stock being convertible into 5 shares of Common Stock. Proceed from the sale of Preferred Stock was used to paydown the Company’s line of credit and $375,000 was used to buy back certain shares held by a former member of Paneltech.

As the Company did not have any preferred stock issued and outstanding prior to closing on the Securities Purchase Agreement, the Series A Preferred Stock is the Company’s most senior equity security.  As of  December 31, 2009, there were 2,999,205 shares of Series A Preferred Stock issued and outstanding.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Redeemable Preferred Stock, continued

Series A Convertible Preferred Stock, continued
Each share of Series A Preferred Stock accrues dividends at the rate of 12% per annum of the original issue price.  Dividends are to be paid quarterly at the discretion of the Board, in either cash or stock.  Each share of Series A Preferred Stock receives treatment preferential to the common stock in the case of dividends or any liquidation event, which includes any voluntary or involuntary liquidation, dissolution or winding up of the Company or any significant subsidiary of the Company that results in the termination of the Company’s business.  Certain other transactions are also deemed to be a liquidation event.  The holders of the Series A Preferred Stock also have the right to elect one director, which right is further governed by the Investor Rights Agreement.  The Series A Preferred Stock is also subject to certain anti-dilution adjustments and carries first refusal rights.  The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met.  The Series A Preferred Stock can be redeemed by the holder at any time after December 30, 2012.

The holders of the Series A Preferred stock are (i) entitled to vote, separately as a class (with no other stockholders voting) to approve all matters that affect the rights, value, or ranking of the Series A Preferred Stock, and, (ii) subject to the limitations set forth in the Certificate of Designations (including a 4.99%  and 9.99% beneficial ownership limitation that limits conversion and voting rights), cast such number of votes in respect of such shares of Series A Preferred Stock as will equal the largest whole number of shares of Common Stock into which such shares of Series A Preferred Stock are then convertible pursuant to the Certificate of Designations, all matters on which holders of Common Stock are entitled to vote, voting together as one class with, and in the same manner and with the same effect as, such holders of Common Stock.

Subject to the rights of, and the approval of, the holders of Series A Preferred Stock, the Board of Directors has the right, without stockholder approval, to issue preferred shares with rights superior to the rights of the holders of shares of common stock.

Accordingly, the Company has classified conditionally redeemable preferred stock, which includes redemption rights, within the control of the holder (solely on the passage of time), as temporary equity.  Accordingly, the Company accretes the changes in redemption value of Series A Preferred Stock over the period from the date of issuance to the earliest redemption date of the instrument which is three (3) years using the effective interest method.  No accretion was recorded during 2009 as the amount was deminimis.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Redeemable Preferred Stock, continued

Warrants Issued with Series A Convertible Preferred Stock
In connection with the Series A Convertible Preferred Stock purchase transaction, the Company issued an aggregate of 4,998,675 to purchase common stock at an exercise price of $0.12.

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants of $99,974 was determined using the Black-Scholes pricing model.

NOTE 14 - Stockholders’ Equity

Common Stock
The Company is authorized to issue 700,000,000 shares of common stock, par value $0.0001.  Each holder of shares of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.  The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights.

Common Stock Repurchase
On December 23, 2009, the Company entered into a stock repurchase agreement with a shareholder pursuant to which the Company purchased from the shareholder 13,772,550 shares of the Company’s Common Stock for a purchase price of $750,000.  The Company paid the shareholder $375,000 cash at the closing and issued a Note for $375,000 (see Note 9).  The Note bears interest at prime per annum (3.25% at December 31, 2009) and is due on or before July 31, 2010.  In the event the unpaid principal and accrued interest is not paid on or before July 31, 2010, the outstanding principal and accrued interest shall be adjusted to cause the principal amount of the note to be equal to $625,000 due and payable on August 1, 2010.

In connection with an asset purchase agreement with the former Chief Executive officer and shareholder of Charleston, the Company acquired 50,000 shares of its Common stock valued at $2,000.  The Company recorded a gain on the transaction which was recorded as an offset to paid-in-capital.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$99,974	$--	$--	$99,974

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	2009	2008
Beginning Balance	$--	$--

Net unrealized gain on derivative financial instruments	--	--
New derivative liabilities issued	(99,974)	--

Ending Balance	$(99,974)	$--

NOTE 16 - Related-Party Transactions

The Company entered into a consulting arrangement with a stockholder of the Company to generate national and international sales.  The arrangement provides for monthly compensation of $16,666 and extends from month to month. During the year ended December 31, 2009, the Company recorded expense in the amount of $50,000 which is included in operating expenses in the consolidated statements of operations.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Income Taxes

The Company’s deferred tax assets and liabilities consist of the following:
	For the Years Ended December 31,
	2009	2008
Deferred Tax Assets:
Net operating loss carryforward	$32,000	$--
Reserve for doubtful account	33,000	--
Other reserves and accruals	94,000	--

Total Deferred Tax Assets	159,000	--

Deferred Tax Liabilities
Fixed assets	(376,000)

Net Deferred Tax Asset	$(217,000)	$--

The Company’s tax provision is as follows:

	For the Years Ended December 31,
	2009	2008
Current:
Federal	$--	$--
State and local	--	--
	--	--
Deferred:
Federal	184,000	--
State and local	33,000	--

Provision for Income Taxes	$217,000	$--

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Income Taxes, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:
	For the Years Ended December 31,
	2009	2008
Expected statutory rate	34%	--%
State income taxes, net of federal benefit	6%	--%

Total	40%	--%

As of December 31, 2009, the Company has federal and state tax net operating loss carryforwards of approximately $80,000 available to offset future taxable income.  These net operating loss carryforwards expire at various times through 2030 if not utilized.  The Company’s net operating loss carryforwards reflect only those losses since the merger.  Prior to the merger, the Company was a limited liability corporation and thus treated as a partnership for income tax purposes.  Income or loss from the Company’s activities pre-merger was allocated directly to its members.

The utilization of the net operating losses may be subject to substantial limitations due to the “change of ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions, which would include any possible changes in ownership for income tax purpose.  Such limitations may result in the expiration of the net operating losses prior to their utilization.

NOTE 18 - Commitments

Employee Benefits Plan
The Company maintained a 401(k) plan covering all eligible employees of the Company. Contributions to the plan are 50% of the employee contribution up to a total of 1.5% of the employee’s gross pay.  Contribution to the plan by the Company during the years ended December 31, 2009 and 2008 were $3,206 and $2,153.

NOTE 18 - Commitments, continued

Legal Proceedings
A lawsuit was filed February 6, 2009 at the Superior Court of California, County of Siskiyou on behalf of an unrelated individual.  The claim alleges that on February 12, 2007, the individual was injured while working with a Paneltech leased railcar due to defective equipment.  The venue was later moved to the United States District Court for the Eastern District of California.  The total of the claim is $1,756,338.  The defense of this matter is being managed by Liberty Mutual, Paneltech’s liability carrier at the time of the incident.  The general liability policy coverage is $1,000,000 per incident.  Excess coverage of $5,000,000 was also provided by Liberty Mutual at that time.  A jury trial for this matter is set for January 24, 2012.  Although the Company believes they will be successful in their defense, any negative outcome of this matter will be covered by insurance.

The Company has also recently settled various environmental claims with the U.S. Environmental Protection Agency (the “EPA”) and other governmental agencies.  In 2005, the Company accidentally released phenol into the ground at one of its facilities.  The cleanup of this phenol spill was completed in 2006 and all test wells except one have been closed as of March 1, 2010.  There were no material costs incurred or expected to be incurred in connection with this matter.

Operating Leases
The Company leases certain buildings and equipment under long-term leases.  The Company's leases include month-to-month operating leases, as well as leases which expire at various intervals over the next five years.

During the years ended December 31, 2009 and 2008, rental expenses under long-term lease obligations were $1,108,279 and $1,499,420, respectively.  Future obligations over the terms of the Company's long-term leases as of December 31, 2009 are as follows:

For the Year Ending December 31,	Facility	Equipment	Total
2010	$128,275	$564,947	$693,222
2011	51,587	377,947	429,534
2012	--	215,717	215,717
2013	--	3,549	3,549

Total	$179,862	$1,162,160	$1,342,022

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - Commitments, continued

Leasing Activities
The Company leases railcars to customers under operating leases.  These leases expire over the next three years.  Currently, there are 114 log cars on lease, with rents ranging between $460 to $525 per car per month.  Equipment under operating leases was $498,110 and $501,397 at December 31, 2009 and 2008, respectively, and is included in property and equipment in the accompanying consolidated balance sheet.  Accumulated depreciation on equipment operating leases was $198,996 and $252,337 at December 31, 2009 and 2008, respectively.

Rent income received for the years ended December 31, 2009 and 2008 was $1,115,848 and $1,658,799, respectively.  Minimum future rental income is as follows:

For the Year Ending December 31,	Amount
2010	$650,340
2011	650,340
2012	445,230

Total	$1,745,910

Concentration
During the year ended December 31, 2009, the Company had sales to one customer in the amount of $1,816,893 at 20.5% of total sales.  As of December 31, 2009, accounts receivable from the customer was $208,510.

During the year ended December 31, 2008, the Company had sales to one customer in the amount of $6,433,320 at 36.4% of total sales.  As of December 31, 2008, accounts receivable from the customer was $920,807.

NOTE 19 - Subsequent Events

Issuance of Warrants

Subsequent to the year ended December 31, 2009, the Company issued warrants to purchase 2,004,312 shares of common stock to two directors in consideration of future services.  The Company also sold warrants to purchase 694,770 shares of common stock to an investor.

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Purchase Agreement

On April 7, 2010, Paneltech International Holdings, Inc. (the “Registrant”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an investor (the “Investor”) and raised $150,000 in an offering of the Registrant’s Series A Convertible Preferred Stock, par value $0.0001 (the “Preferred Stock”) and warrants to purchase Common Stock (the “Warrants”) (the “April Offering”).  The terms of the April Offering, which is now closed, were substantially the same as the terms of the Registrant’s offering that closed on January 22, 2010 in which the Registrant has raised $1,650,000 and issued an aggregate of 2,999,205 shares of Preferred Stock and granted an aggregate of 4,998,675 Warrants (the “2009 Offering”).

The Securities Purchase Agreement entered into with the Investor was substantially the same in form as the Securities Purchase Agreements entered into in connection with the 2009 Offering, and the Warrant issued to the Investor was the same as the Warrant issued in connection with the 2009 Offering.  Under the terms of the Securities Purchase Agreement, the Registrant issued 272,655 shares of Preferred Stock and granted 454,425 Warrants for a purchase price of $150,000. Under the conversion ratio, each share of Preferred Stock is convertible into five shares of Common Stock. Each Warrant has an initial exercise price of $0.12 per share of Common Stock. The Warrants may be redeemed under certain circumstances.