Form 10-Q
period 2010-03-31
Paneltech International Holdings, Inc.
filed 2010-05-13
CIK 1376502

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________

FORM 10-Q
__________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

As of May 7, 2010, the Registrant had 54,481,022 shares of common stock outstanding.

PANELTECH INTERNATIONAL HOLDINGS, INC.

PANELTECH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Item 1.  Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	Mar 31	Dec 31
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$3,313	$4,121
Accounts receivable, net	1,065,224	782,951
Inventories	1,644,006	1,733,453
Prepaid expenses and other current assets	63,834	37,774

Total Current Assets	2,776,377	2,558,299

PROPERTY AND EQUIPMENT, Net	2,030,849	2,048,963

OTHER ASSETS
Deferred loan costs	28,024	31,149
Intangible assets, net	207,000	213,750

Total Other Assets	235,024	244,899

TOTAL ASSETS	$5,042,250	$4,852,161

PANELTECH INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
	Mar 31	Dec 31
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$570,494	$232,852
Note payable -shareholder	375,000	375,000
Accounts payable	1,219,330	651,629
Accrued expenses and other current liabilities	259,185	289,513
Current maturities of long-term debt	353,320	330,829
Due to shareholders-current	450,961	313,301
Capital lease obligations	17,110	16,769

Total Current Liabilities	3,245,400	2,209,893

OTHER LIABILITIES
Long-term debt, less current maturities	1,789,409	1,813,174
Due to shareholders	--	137,660
Derivative obligation -warrants	99,974	99,974
Capital lease obligations, less current portion	20,181	24,597
Deferred tax liability	--	217,000

Total Other Liabilities	1,909,564	2,292,405

TOTAL LIABILITIES	5,154,964	4,502,298

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A convertible preferred stock, $0.0001 par
value , 5,453,100 shares designated, 2,999,205
issued and outstanding, liquidation preference
of $3,300,000.	1,610,664	1,505,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.0001 par value, 500,000,000
shares authorized, 54,481,022 and 68,253,572 shares issued and outstanding respectively	5,448	6,825
Additional paid-in capital	(863,598)	(114,975)
Accumulated deficit	(865,228)	(297,904)
Treasury stock, at cost, 0 and 13,772,550 shares
outstanding respectively	--	(750,000)

TOTAL STOCKHOLDERS DEFICIENCY	(1,723,378)	(1,156,054)

TOTAL LIABILITIES AND EQUITY	$5,042,250	$4,852,161
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31

	2010	2009
	(Unaudited)	(Unaudited)

NET SALES	$1,984,473	$2,518,238

COST OF SALES	1,579,373	2,024,364

GROSS PROFIT	405,100	493,874

OPERATING EXPENSES	988,306	672,119

OPERATING LOSS	(583,206)	(178,245)

OTHER INCOME (EXPENSE)
Gain on Sale of Asset	10,711	90
Interest expense	(57,456)	(48,543)

NET LOSS
BEFORE INCOME TAXES	(629,951)	(226,698)

Income Tax Benefit	217,000	--

NET LOSS	(412,951)	(226,698)

Preferred stock dividends	(49,626)	--
Preferred Stock Accretion	(104,747)	--

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(567,324)	$(226,698)

Net loss per share to common
stockholders - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
- basic and diluted	54,481,022	61,759,852
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(412,951)	$(226,698)
Adjustments to reconcile net loss to net cash
cash provided by operating activities:
Gain on disposal of property and equipment	(10,711)	(90)
Depreciation expense	76,225	97,361
Amortization expense	9,875	6,530
Provision for doubtful accounts	268	1,755
Changes in operating assets and liabilities:
Accounts receivable	(282,541)	401,800
Inventories	89,447	229,046
Prepaid expenses and other current assets	(26,060)	885
Accounts payable	567,701	(482,990)
Deferred tax liability	(217,000)	--
Accrued expenses and other current liabilities	(79,954)	(2,792)

TOTAL ADJUSTMENTS	127,250	251,505

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(285,701)	24,807

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(78,111)	(4,326)
Proceeds from sale of property and equipment	30,711	185

NET CASH USED IN
INVESTING ACTIVITIES	$(47,400)	$(4,141)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	For the Three Months Ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	$337,642	$(321,285)
(Repayment) borrowings of notes payable	(1,274)	303,285
Payments on capital lease obligations	(4,075)	(3,761)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	332,293	(21,761)

NET DECREASE IN CASH	(808)	(1,095)

CASH - Beginning	4,121	3,914

CASH - Ending	$3,313	$2,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Interest	$57,456	$48,543
Taxes	$--	$--

Non-cash investing and financing activities:

Dividends on redeemable convertible
preferred stock	$49,626	$--

Preferred stock accretion	$104,747	$--

Retirement of Treasury Stock	$750,000	$--
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization

Organization and Principal Business Activity

On December 23, 2009, Paneltech Products, Inc. (“Paneltech Products”), a Delaware corporation and wholly-owned subsidiary of the Paneltech International Holdings, Inc. (“Company”), completed a reverse merger (the “Merger”) with Paneltech International, LLC (“Paneltech LLC”) a Washington limited liability company.   Following the Merger, the Company, then known as Charleston Basics, Inc. (“Charleston”), sold all of its pre-Merger assets relating to its pre-Merger business to the former CEO and shareholder of Charleston for a nominal value.  Prior to consummating the Merger, the Company’s principal business was the sale of outdoor camping goods and tactical gear.  Under the terms of the Merger, Paneltech LLC merged with and into Paneltech Products, to become the Company’s principal operating business.  Charleston subsequently changed its name to Paneltech International Holdings, Inc.

Immediately following the Merger, the business of Paneltech LLC became the principal operating business of the Company.  The Company now manufactures solid surface phenolic resin paper composite products under the brands Paperstone, Rainstone and Stonekast; manufactures overlays; provides ballistics web prepreg, branded as Fortrex; and provides transport services for the timber industry.  The Company services customers worldwide and operates as one business segment.  The Company was incorporated on April 4, 2006 under the laws of the State of Delaware.

As a result of the Merger, all of the membership units of Paneltech LLC were exchanged for 61,759,852 shares of Charleston common stock.  The former members of Paneltech LLC therefore became the controlling stockholders of Charleston and accordingly, the Merger is a reverse merger that has been accounted for as a recapitalization of Paneltech LLC, which is deemed to be the accounting acquirer.  As of the date of the Merger, the Company had 6,543,720 shares of common stock issued and outstanding.

Following consummation of the Merger, the Company entered into Securities Purchase Agreements (the “Offering”) with three investors and raised an aggregate of $1.65 million in an offering of the Company’s preferred stock and warrants.  Of the $1.65 million of proceeds raised, $375,000 was used as a partial payment to buy back certain shares held by a former member of Paneltech LLC.

NOTE 2 - Liquidity and Financial Condition

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit.  The advances under the line of credit are determined based on rate of 75% of eligible accounts receivable and 25% of eligible inventory. Capital project needs have been traditionally financed with bank term loans and cash flows from operations.

The Company has a line of credit with Shorebank Pacific (“Shorebank”) that was to expire on February 28, 2010, but was extended until March 26, 2010.  In connection with the extension to March 26, 2010, the line was reduced from $1,500,000 to $900,000 and the interest rate was increased from 9.5% to 16.5%.  On March 26, 2010, Shorebank extended the expiration date of the line of credit to April 30, 2010 and decreased the interest rate to 10.5%.  On April 30, 2010 the line of credit was further extended to May 14, 2010 with the same terms and conditions.  The line of credit is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding at March 31, 2010 and December 31, 2009 was $570,494 and $232,852, respectively.

The Company's line of credit agreement with Shorebank contains certain restrictions and covenants.  Under these restrictions, the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, minimum working capital, cash flow coverage, and debt to net worth).  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the line of credit agreement, which constituted an event of default.  The Company received a waiver of these defaults and entered into a forbearance agreement that extended the line until February 28, 2010.  In connection with the March 26, 2010 line extension, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

PANELTECH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 - Liquidity and Financial Condition, continued

The March 26, 2010 Change of Terms Agreement with Shorebank included a reset of the covenants.  The reset covenants were calculated by Shorebank based on a plan submitted by the Company.  After the agreement was signed and put into effect, it was noted that the calculations of the covenants were in error.  This resulted in the Company violating the current ratio covenant, the minimum working capital covenant and the debt to worth covenant on March 31, 2010.  Shorebank issued a Notice of Default & Covenant Waiver Agreement on May 5, 2010 notifying the Company that it was in default because it had violated the covenants and elected to waive its remedies to these defaults.

On November 18, 2008, Anchor Mutual Savings Bank (“Anchor Bank”) granted a construction loan for $1,819,000 to the Company for the purpose of plant expansion.  The loan is funded as expenditures are made for the expansion and at project completion the loan will be converted to a normal term loan.  As of March 31, 2010, the Company had borrowed $539,667 under this agreement.

The Company received $1,650,000 from the sale of securities in December, 2009.  Additional sales of securities are planned in stages.

Based on the Company’s continued progress in the execution of its business plan as well as increases in sales during the recent three months ended March 31, 2010, the Company believes cash balances on hand, borrowings under the line of credit agreement, proceeds from the sale of preferred stock and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  The Company will also seek to further extend its line of credit agreement which is set to expire on May 14, 2010.  There can be no assurance the line will be extended with Shorebank. Should the line not be extended, the Company will seek alternative sources of funding.  Beginning in March 2010, the Company has taken certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

NOTE 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Paneltech Products (including Paneltech Rainscreen, LLC).  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification
The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. GAAP.  The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

Revenue Recognition
The Company applies the revenue recognition principles in accordance with ASC 605, "Revenue Recognition," with respect to recognizing its revenue.  Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

PANELTECH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 - Summary of Significant Accounting Policies, continued

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

Use of Estimates in the Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

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

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Summary of Significant Accounting Policies, continued

Concentration of Credit Risk
 Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of March 31, 2010, we had no deposits in excess of federally insured limits.  The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share
Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three months ended March 31, 2010 and 2009 excludes potentially dilutive securities, including warrants of 4,998,675 and convertible preferred stock of 14,996,025 (equivalent common shares) because their inclusion would be anti-dilutive.

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

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 4 - Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Trade receivables	$1,081,394	$885,146
Allowance for doubtful accounts	(16,170)	(102,195)

Accounts Receivable	$1,065,224	$782,951

The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

  NOTE 5 - Inventories

Inventories consist of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Raw materials	$843,867	$988,580
Finished goods	800,139	744,873

	$1,644,006	$1,733,453

NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Manufacturing equipment	$4,337,862	$4,259,752
Furniture and fixtures	95,050	95,050
Mobile equipment	729,333	984,073
	5,162,245	5,338,875
Less: accumulated depreciation and amortization	(3,131,396)	(3,289,912)

	$2,030,849	$2,048,963

Property and equipment, at March 31, 2010 and December 31, 2009, includes $80,450 of assets acquired under capital lease obligations.  Depreciation and amortization expense for the three months  ended March 31, 2010 and 2009 amounted to $76,225 and $97,361, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 - Intangible Assets

Below is a summary of intangible assets at March 31, 2010 and December 31, 2009:

	March 31, 2010 (Unaudited)			December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Trade name
(10 year life)	$270,000	$(63,000)	$207,000	$270,000	$(56,250)	$213,750

Total amortization expense was $6,750 and $6,750 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 8 - Line of Credit

The Company has a line of credit with Shorebank that was to expire on February 28, 2010, but was extended until March 26, 2010.  In connection with the extension to March 26, 2010, the line was reduced from $1,500,000 to $900,000 and the interest rate was increased from 9.5% to 16.5%.  On March 26, 2010, Shorebank extended the expiration date of the line of credit to April 30, 2010 and decreased the interest rate to 10.5%.  On April 30, 2010 the line of credit was further extended to May 14, 2010 with the same terms and conditions.  The line of credit is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding at March 31, 2010 and December 31, 2009 was $570,494 and $232,852, respectively.

The Company's line of credit agreement with Shorebank contains certain restrictions and covenants.  Under these restrictions, the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, minimum working capital, cash flow coverage, and debt to net worth).  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the line of credit agreement, which constituted an event of default.  The Company received a waiver of these defaults and entered into a forbearance agreement that extended the line until February 28, 2010.  In connection with the March 26, 2010 line extension, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

The March 26, 2010 Change of Terms Agreement with Shorebank included a reset of the covenants.  The reset covenants were calculated by Shorebank based on a plan submitted by the Company.  After the agreement was signed and put into effect, it was noted that the calculations of the covenants were in error.  This resulted in the Company violating the current ratio covenant, the minimum working capital covenant and the debt to worth covenant on March 31, 2010.  Shorebank issued a Notice of Default & Covenant Waiver Agreement on May 5, 2010 notifying the company that it was in default because it had violated the covenants and electing to waive its remedies to these defaults.

Interest expense on the line of credit was $19,696 and $11,692 for the three months ended March 31, 2010 and 2009, respectively.

  NOTE 9 - Notes Payable-Shareholder

On December 23, 2009 the Company issued a promissory note (the “Collins Note”) in the amount of $375,000 to complete the purchase of shares from a former member of Paneltech LLC.  The Collins Note bears interest at prime per annum (3.25% at December 31, 2009) and is due on or before July 31, 2010.  In the event the unpaid principal and accrued interest is not paid on or before July 31, 2010, the outstanding principal and accrued interest shall be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 1, 2010.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 - Due to Shareholder

On December 18, 2009, Paneltech LLC issued promissory notes (the “Member Notes”)  to six of its members in the aggregate of $450,961 in consideration for certain membership distributions that were owed to the members.  The Member Notes bear interest at 12% per annum and are due on February 23, 2011. The Member Notes are payable in twelve monthly installments including interest beginning March 23, 2010.  Management has elected to delay payments on these notes until the results of operations have improved enough to afford repayment.

	March 31, 2010 (Unaudited)	December 31, 2009
Due to shareholder	$450,961	$450,961
Less: current portion	(450,961)	(313,301)

Long-Term Portion	--	$137,660

NOTE 11 - Long Term Debt

	March 31, 2010 (Unaudited)	December 31, 2009
Note payable, due in monthly installments of $20,545, including interest at prime (3.25% at March 31, 2010), plus 1.5%, through May 2015.	$1,141,827	$1,182,803

Note payable for capital improvements, due in monthly installments of $902, including interest at 7.50% and matures October 2010.	5,992	8,550

Note payable, due in monthly installments of $4,010, including interest at prime (3.25% at March 31, 2010), plus 1.25%, and is secured by equipment. Matures February 10, 2016.	$212,831	$222,372
Note payable, due in monthly installments of $1,237, including interest at 8.00%, secured by inventory, equipment, and accounts receivable. Matures February 2012.	$25,828	$28,973
Note payable due in monthly installments of $8,089 with an imputed interest rate of 9.00%. Matures September 2012.	216,584	235,690

Note payable –equipment loan, Matures August 2017.	539,667	465,615

	2,142,729	2,144,003
Less: current portion	(353,320)	(330,829)

Long-Term Portion	$1,789,409	$1,813,174

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 - Long Term Debt, continued

Future maturities of Notes Payable are as follows:

For the Period Ending March 31,	Amount
2011	$353,320
2012	392,172
2013	358,805
2014	332,112
2015	351,715
Thereafter	354,604
Total	$2,142,728

Interest expense for the three months ended March 31, 2010 and 2009 was $23,898 and $25,593, respectively.

Note Payable - Equipment Loan
The Company entered into a financing arrangement with Anchor Bank in December 2008 to borrow funds totaling $1,819,000 which is expected to be fully funded by the third quarter of 2010.  The loan will be collateralized by a security interest in the new equipment to be purchased by this loan.  The loan carries a variable rate of interest at prime, plus 2.25% rounded to the next highest .125%.  This variable rate will not decline below 6.5%, or exceed 9% until the loan is fully funded in the third quarter of 2010, when the rate becomes fixed at 6.75% for 84 months.  The loan matures on August 1, 2017. The Company is required to pay $64,260 over the next twelve months.  Interest paid for the three months ended March 31, 2010 and 2009 was $4,943 and $3,401, respectively.  The balance outstanding at March 31, 2010 and December 31, 2009 was $539,667 and $465,615, respectively.

NOTE 12 - Capital Lease Obligations

On May 2, 2007, the Company entered into an equipment lease agreement with a leasing company for monthly installments of $1,628, with an annual interest rate of 8.77% secured by the related equipment.  The lease matures May 2012.

Future minimum lease payments under capital leases are as follows:

For the Periods Ending March 31,	Amount
2011	$19,534
2012	19,534
2013	1,628
Total minimum lease payments	40,696
Less amount representing interest	(3,404)

Present value of minimum lease payments	$37,291

NOTE 13 - Redeemable Preferred Stock

Series A Convertible Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,453,100 shares have been designated Series A Convertible Preferred Stock ( “Series A Preferred Stock”).

On December 23, 2009 and December 30, 2009, the Company entered into Securities Purchase Agreements (the “Offering”) with accredited investors and sold 2,999,205 shares of Series A Preferred Stock for net proceeds of $1,505,917 (gross proceeds of $1,650,000 less offering costs of $144,083).  The Series A Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion rate that is subject to adjustment, which initially provides for each share of Series A Preferred Stock being convertible into 5 shares of Common Stock. Proceeds from the sale of Series A Preferred Stock were used for working capital purposes and $375,000 was used to buy back certain shares held by a former member of Paneltech LLC.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 - Redeemable Preferred Stock, continued

As the Company did not have any preferred stock issued and outstanding prior to closing on the Offering, the Series A Preferred Stock is the Company’s most senior equity security.  As of March 31, 2010, there were 2,999,205 shares of Series A Preferred Stock issued and outstanding.

Each share of Series A Preferred Stock accrues dividends at the rate of 12% per annum of the original issue price.  Dividends are to be paid quarterly at the discretion of the Board, in either cash or stock.  Each share of Series A Preferred Stock receives treatment preferential to the common stock in the case of dividends or any liquidation event, which includes any voluntary or involuntary liquidation, dissolution or winding up of the Company or any significant subsidiary of the Company that results in the termination of the Company’s business.  Certain other transactions are also deemed to be a liquidation event.  The holders of the Series A Preferred Stock also have the right to elect one director, which right is further governed by the Investor Rights Agreement.  The Series A Preferred Stock is also subject to certain anti-dilution adjustments and carries first refusal rights.  The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met.  The Series A Preferred Stock can be redeemed by the holder at any time after their three year anniversary date.
Subject to the rights of, and the approval of, the holders of Series A Preferred Stock, the Board of Directors has the right, without stockholder approval, to issue preferred shares with rights superior to the rights of the holders of shares of common stock.

The holders of the Series A Preferred stock are (i) entitled to vote, separately as a class (with no other stockholders voting) to approve all matters that affect the rights, value, or ranking of the Series A Preferred Stock, and, (ii) subject to the limitations set forth in the Certificate of Designations (including a 4.99%  and 9.99% beneficial ownership limitation that limits conversion and voting rights), cast such number of votes in respect of such shares of Series A Preferred Stock as will equal the largest whole number of shares of Common Stock into which such shares of Series A Preferred Stock are then convertible pursuant to the Certificate of Designations, all matters on which holders of Common Stock are entitled to vote, voting together as one class with, and in the same manner and with the same effect as, such holders of Common Stock.  The Company recorded accretion of $104,747 for the three months ended March 31, 2010.

Accordingly, the Company has classified conditionally redeemable preferred stock, which includes redemption rights, within the control of the holder (solely on the passage of time), as temporary equity.  Accordingly, the Company accretes the changes in redemption value of Series A Preferred Stock over the period from the date of issuance to the earliest redemption date of the instrument which is three (3) years using the effective interest method.  No accretion was recorded during 2009 as the amount was de minimis.

Warrants Issued with Series A Convertible Preferred Stock
In connection with the Series A Convertible Preferred Stock purchase transaction in connection with the Offering, the Company issued an aggregate of 4,998,675 to purchase common stock at an exercise price of $0.12 per share.

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

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 - Stockholders’ Equity, continued

Treasury Shares

Following consummation of the Merger, the Company bought back 13,772,550 common stock shares held by a former member of Paneltech LLC with the combination of $375,000 and a note payable for $375,000 for a total of $750,000.  These shares were cancelled during the Quarter ended March 31, 2010.

NOTE 15 - Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March  31, 2010:

		Fair Value Measurements at March 31, 2010
	Total Carrying Value at March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$99,974	$--	$--	$99,974

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2010 (unaudited)	December 31, 2009
Beginning Balance	$(99,974)	$--

Net unrealized gain on derivative financial Instruments	--	--
New derivative liabilities issued	0	(99,974)

Ending Balance	$(99,974)	$(99,974)

NOTE 16 - Related-Party Transactions

In October 2009, The Company entered into a consulting arrangement with a stockholder of the Company to generate national and international sales.  The arrangement provides for monthly compensation of $16,666 and extends from month to month. During the three months ended March 31, 2010, and 2009 the Company recorded expense in the amount of $50,000 and $0 which is included in operating expenses in the consolidated statements of operations.

NOTE 17 – Income Taxes

For the three months ended March 31, 2010, the Company recognized an income tax benefit of $217,000, based upon an effective tax rate of approximately 40%.  The Company’s deferred income tax liabilities decreased by $217,000 from December 31, 2009 to March 31, 2010 as a result of the increased tax benefits resulting from additional operating losses, which more than offset these future income tax liabilities.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 18 - Commitments

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

During the three months ended March 31, 2010 and 2009, rental expenses under long-term lease obligations were $216,288 and $337,984 respectively.  Future obligations over the terms of the Company's long-term leases as of March 31, 2010 are as follows:

For the Periods Ending March 31,	Facility	Equipment	Total
2011	$172,922	$465,220	$638,142
2012	117,227	350,470	467,697
2013	76,550	99,853	176,403
2014	76,380	0	76,380

Total	$443,079	$915,543	$1,358,622

Leasing Activities
The Company leases railcars to customers under operating leases.  These leases expire over the next three years.  Currently, there are 112 log cars on lease, with rents ranging between $460 to $525 per car per month.  Equipment under operating leases was $498,110 and $498,110 at March 31, 2010 and December 31, 2009, respectively, and is included in property and equipment in the accompanying consolidated balance sheet.  Accumulated depreciation on equipment operating leases was $309,902 and $299,114 at March 31, 2010 and December 31, 2009, respectively.

Rent income received for the three months March 31, 2010 and 2009 was $165,041 and $342,872, respectively.  Minimum future rental income is as follows:

For the Periods Ending March 31,	Amount
2011	633,000
2012	633,000
2013	275,550

Total	$1,541,550

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 18 – Commitments, continued

Concentration
During the three months ended March 31, 2010, the Company had sales to one customer in the amount of $213,092 at 10.7% of total sales.  As of March 31, 2010, accounts receivable from the customer were $174,778 and a note receivable from the customer was $134,661 for a total amount owed by the customer of $309,439.  The note is non-interest bearing requiring bi-weekly payments of $12,500.

During the three months ended March 31, 2009, the Company had sales to one customer in the amount of $1,071,237 at 42.5% of total sales.  As of March 31, 2009, accounts receivable from the customer was $671,735.

NOTE 19 - Subsequent Events

Securities Purchase Agreement

On April 7, 2010, the Company entered into a Securities Purchase Agreement with an investor and raised $150,000 in an offering of the Company’s Series A Preferred Stock and warrants to purchase Common Stock (the “April Offering”).  The terms of the April Offering, which is now closed, were substantially the same as the terms of the Offering that closed on January 22, 2010.

The Securities Purchase Agreement entered into in connection with the April Offering was in substantially the same form as the Securities Purchase Agreements entered into in connection with the Offering, and the Warrants issued in connection with the April Offering were the same as the Warrants issued in connection with the Offering.  Under the terms of the April Offering’s Securities Purchase Agreement, the Company issued 272,655 shares of Series A Preferred Stock and granted 454,425 Warrants for a purchase price of $150,000. Under the conversion ratio in effect at the closing of the April Offering, each share of Preferred Stock is convertible into five shares of Common Stock.  Each Warrant has an initial exercise price of $0.12 per share of Common Stock. The Warrants may be redeemed under certain circumstances.

On April 19, 2010, R. Wade Mosby, a member of the Company’s Board of Directors since December 23, 2009 was appointed to the Audit Committee of the Board of Directors and following such appointment, Messrs. Sidney Staunton and Trent Gunter resigned from the Audit Committee.  Messrs. Staunton and Gunter continue to serve on the Company’s Board of Directors.  On April 19, 2010, the Company entered into a Consulting Agreement with Laird Capital LLC (“Laird”) pursuant to which Laird will provide business and finance advice for day-to-day activities and for special transactions as needed. The term of the consulting agreement commences April 19, 2010 and will terminate on June 19, 2011, for $10,000 per month, more or less depending on services rendered for a period of 15 months.  Messrs. Staunton and Gunter are managing members of Laird.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of Paneltech International Holdings, Inc. (the “Company”) and its subsidiaries.  This discussion should be read in conjunction with the consolidated financial statements, notes and tables which are included in Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”).  This discussion includes forward-looking statements that involve risk and uncertainties.  As a result of many factors actual results may differ materially from those anticipated in these forward-looking statements.

Recent Events Merger

On December 23, 2009, Paneltech LLC merged with and into Paneltech Products, a wholly owned subsidiary of the Company (the “Merger”), to become the Company’s principal operating business, which business is referred to in this Quarterly Report as the “Paneltech Business.”  In order to better reflect the Company’s new principal business, the Company changed its name from Charleston Basics, Inc. to Paneltech International Holdings, Inc.  Prior to the Merger, the Company’s principal operating business was the sale of outdoor camping goods, survival products and tactical gear, referred to in this Quarterly Report as the “Pre-Merger Business.”  Immediately following the Merger, the Company sold all of its assets relating to this Pre-Merger Business to Cambridge, an entity controlled by Mr. Lieber, a former CEO and current shareholder of the Company.

In connection with the Merger, the former members of Paneltech LLC exchanged their Paneltech LLC membership interests for Common Stock of the Company.  As a result of this exchange the former Paneltech LLC members owned approximately 88% of the Company’s outstanding Common Stock following the exchange, before adjusting for any conversion or exercise of any Series A Preferred Stock or the Warrants into Common Stock of the Company.  In connection with the Merger, the Company was deemed to be the acquired company for accounting and financial reporting purposes and Paneltech LLC was deemed the acquirer.  As such, Paneltech LLC’s historical financial statements became the Company’s historical financial statements.

Securities Purchase Agreements

Following consummation of the Merger, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with three investors and raised an aggregate of $1.65 Million in an offering of the Company’s Series A Preferred Stock and Warrants, referred to throughout this Quarterly Report as the “Offering”.  The Offering closed on January 22, 2010.  Under the conversion ratio at the closing of the Offering, each share of Series A Preferred Stock is convertible into five shares of Common Stock.  Each Warrant has an exercise price of $0.12 per share of Common Stock which is subject to adjustment.  The Warrants may be redeemed under certain circumstances.  Of the $1.65 million of proceeds raised, $375,000 was used to buy back 13,772,550 of Common Stock held by Collins Timber Company LLC (“Collins”), a former member of Paneltech LLC (the “Collins Repurchase”, or, the “Repurchase Agreement”).  In order to buy back the 13,772,550 shares of Common Stock from the former Paneltech LLC member, the Company also issued a promissory note (the “Collins Note”) in the amount of $375,000.  The Collins Note bears interest at the prime rate from time to time in effect as published in the Wall Street Journal.  Under certain circumstances set forth in the Collins Note, the principal amount of the Collins Note will be adjusted to equal $625,000, less the aggregate principal amount previously paid on the Collins Note.  Under the terms of the Repurchase Agreement, Collins is entitled to have a representative selected by Collins elected to and serving on the Company’s Board of Directors until the Collins Note is paid in full.

On April 7, 2010, the Company entered into a Securities Purchase Agreement with an investor and raised $150,000 in an offering of the Company’s Series A Convertible Preferred Stock and warrants to purchase Common Stock (the “April Offering”).  The Company issued to the investor 272,655 shares of Preferred Stock and granted 454,425 Warrants.  The terms of the April Offering, which is now closed, were substantially the same as the terms of the Offering described above.

Sale of Certain Logistics Assets

In March and April, 2010, consistent with the Company’s strategy and plans to focus on its manufactured product lines, the Company entered into agreements to sell the Company’s idle wood log carrying railcars and log loader for approximately $230,000.  These pieces of equipment have been idle since April 2009 following the downturn in the lumber market.  The Company’s railcar leases will continue to provide 127 wood log carrying railcars to four customers.

Company Overview

The Company was incorporated under the laws of the State of Delaware on April 4, 2006, primarily for the purpose of engaging in the Pre-Merger Business.  Upon consummation of the Merger between the Company’s Paneltech Products subsidiary and Paneltech LLC, an emerging “green” composite producer and ballistic fabric coater founded in 1996, the Paneltech Business became the Company’s principal operating business.  As a vertically-integrated manufacturer of innovative “green” building materials, the Company now aims to develop economically feasible and environmentally-friendly manufacturing processes that allow the production of innovative products that are competitively affordable and globally accessible.  The Paneltech Business is comprised of four core business units:

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

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues for the three months ended March 31, 2010 were $1,984,473, representing a decline of $534,000, or 21%, compared to the same period in 2009.  Fortrex sales for the three months ended March 31, 2010 were $111,949 compared to sales of $1,070,717 for sales for 2009, representing a decline of $959,000, or 90% from the comparable period in 2009.  This decline was primarily due to the fact that in early 2009, the Company was finishing a large Fortrex contract and has since received much smaller contracts.  Paperstone revenue grew to $834,902 in three months ended March 31, 2010 from $633,679 for 2009, representing growth of 32% from the comparable period in 2009.  This increase in Paperstone revenue was primarily due to increased marketing by the Company and some of its distributors.  Revenue from the Overlays unit grew to $862,313 for the three months ended March 31, 2010 compared to revenue of $413,637 for 2009, representing an increase of $449,000, or 108%, from the comparable period in 2009.  This increase in Overlays revenue was primarily due to the addition of an experienced customer service and sales agent.

Gross profit declined to $405,100 for the three months ended March 31, 2010 from $493,874 for the same period in 2009, representing a decline of $89,000, or 18%.  The decline was due to lower Fortrex sales for the three months ended March 31, 2010.  Gross profit percent for the three months ended March 31, 2010 and for the comparable period in 2009 where both 20%.

Operating expenses for the three months ended March 31, 2010 increased by $316,000, or 47%, to $988,306, compared to $672,119 for the same period in 2009.  Legal and accounting fees relating to SEC reporting and filing obligations following the Merger and the 2009 Annual Report on Form 10-K (the “Annual Report”) resulted in a $255,000 increase in expenses for the three months ended March 31, 2010.  Sales and related travel expenses increased by $123,000 with the addition of international marketing efforts in late 2009.  Product development expenses declined by $50,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 This decline was primarily due to internalizing certain outside contract research for RainStone coatings in late 2009, and scaling back accelerated Fortrex product development due to the cost reductions implemented during the three months ended March 31, 2010.

As of March 31, 2010, the Company’s line of credit maximum limit under the Shorebank Facility (defined below) was $900,000 and was further limited to the eligible accounts receivable and inventory.  As of March 31, 2010, the amount available to the Company, over the amount borrowed, was $329,506.

The accounts receivable balance was $1,065,224 on March 31, 2010 and $782,951 on December 31, 2009.  The increase of $282,000, or 36%, was due to higher sales in March 2010 compared to December 2009 and slower collection of the remaining balance..

During the three months ended March 31, 2010, the Company had sales to one customer in the amount of $213,092, which accounted for 10.7% of total sales during this period.  On February 12, 2010, the Company entered into a payment plan for $172,161 with this customer as a result of unpaid past due invoices.  Since entering into this agreement, the customer has reduced the amount due on past due invoices to $97,161 as of April 30, 2010 and the Company resumed normal shipments to the customer.  As of April 30, 2010, current and past due amounts from the customer amounted to $197,512.

The inventory balance was $1,644,006 on March 31, 2010 and $1,733,453 on December 31, 2009.

Current Operating Plans and Trends

The Company is seeking to increase revenue from its PaperStone product line in fiscal 2010 by expanding its PaperStone marketing effort overseas and by hiring a very experienced ‘solid surface’ marketing manager to improve PaperStone marketing and sales.  The Company believes PaperStone sales improvements for the three months ended March 31, 2010 are a result of these efforts.  The Company is also seeking to increase revenue from its Fortrex product line by adding new customers that serve new ballistics market segments and by capitalizing upon new the Fortrex products and processes that were developed in 2009.  The Company believes, although there can be no assurance, that it will be awarded additional new Fortrex contracts in the second quarter of 2010.

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

Liquidity and Capital Resources

The Company has traditionally financed its working capital needs with earnings and a line of credit.  The line of credit advance rates have been 75% of eligible accounts receivable and 25% of eligible inventory.  Capital project needs have been traditionally financed with bank term loans and earnings.

Pursuant to an Assumption Agreement dated December 23, 2009 (the “Assumption Agreement”) with Paneltech Products and Shorebank Pacific (“Shorebank”), entered into in connection with the Merger, Paneltech Products assumed and agreed to pay and perform all covenants and obligations of Paneltech LLC set forth the loan documents between Shorebank and Paneltech LLC, as if such loan documents had originally been made, executed and delivered by Paneltech Products.  By operation of law as a result of the Merger, and by virtue of the Assumption Agreement and consents delivered by Shorebank, the Company’s wholly owned and principal operating subsidiary, Paneltech Products, had a $1,500,000 line of credit with Shorebank, with a variable interest rate.  As a result of various change in terms agreements described below, this line of credit was reduced to $900,000 with added adjustment rate factors and a variable interest rate, which interest rate is determined by various ratios and which stood at 10.5% as of March 31, 2010 (the “Shorebank Facility”).  The Shorebank Facility is secured by accounts receivable, inventory, equipment and the personal guarantees from members of Paneltech LLC.  Pursuant to the Assumption Agreement, the Company entered into a guarantee in connection with the Shorebank Facility and Paneltech Products entered into a Security Agreement.  The Company's Shorebank Facility is governed by a credit agreement containing certain restrictions and covenants. Under these restrictions, the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, cash flow coverage, and debt to net worth).  The balance outstanding on the Shorebank Facility at March 31, 2010 was $570,494.

The Shorebank Facility was originally in the amount of $1,700,000 and was set to expire on September 30, 2009, but on November 30, 2009, the Shorebank Facility was (a) extended to February 28, 2010, (b) the amount of the line of credit was reduced to $1,500,000, and (c) the line interest rate was increased from 5.5% to 8.5%, and adjustment rate factors were added whereby the interest rate would increase or decrease based on various ratios and balances.  On December 10, 2009, the interest rate on the line of credit was increased to 10.5% due to changes in the adjustment rate factors.  On January 10, 2010, the interest rate on the line of credit decreased to 9.5% due to changes in the adjustment rate factors.

On October 22, 2009, Paneltech LLC received a Notice of Default from Shorebank, stating that Paneltech LLC did not satisfy the requirements of the Cash Flow Coverage covenant under the Shorebank Business Loan Agreement (the “October Default”).  Paneltech LLC and Shorebank entered into a Forbearance Agreement dated as of December 17, 2009, pursuant to which Shorebank waived the debt service coverage covenant violation until February 28, 2010 and agreed to forbear and reset certain other covenants pursuant to a Change in Terms Agreement, which remained in effect until the credit facility’s maturity date, February 28, 2010.

On February 28, 2010, Paneltech Products entered into a Change in Terms Agreement (the “February 28 CIT Agreement”) with Shorebank in connection with the Shorebank Facility.  Under the terms of the February 28 CIT Agreement, (a) the maturity date of the loan documents related to the Shorebank Facility was extended from February 28, 2010 to March 26, 2010, (b) the line of credit under the Shorebank Facility was decreased from $1,500,000 to $900,000, (c) the interest rate for the Shorebank Facility was increased from  9.5% to 16.5%  as a result of various covenant violations (d) the borrowing base certificate was revised and accelerated delivery requirements instituted, (e) the inventory advance rate was reduced to 25% (previously 50%) and certain governing ratios were also revised, and (f) the L.D. Nott Company, SORB Management Corporation, and Ronald H. Iff were each required to deliver subordination agreements to Shorebank in connection with promissory notes issued to them by the Company.

On March 3, 2010, the Company received a Notice of Default from Shorebank stating that Paneltech LLC (now Paneltech Products) did not satisfy the requirements of the Net Worth and Debt to Worth covenants required by the November 30 extension (the “March Default”).  On March 26, 2010, Shorebank and the Company entered into a Default and Forbearance Agreement, pursuant to which Shorebank waived the Net Worth, Debt to Worth, and Debt Service Coverage covenant violations, and a Change in Terms Agreement was entered into between Shorebank and  Paneltech Products (the “March 26 CIT Agreement”).  The March 26 CIT Agreement: (a) extended the maturity date of the line of credit until April 30, 2010, (b) reset certain covenants and (c) decreased the interest rate of the Shorebank Facility from 16.5% to 10.5%.

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations of the covenants were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to worth covenant on March 31, 2010.  Shorebank issued a Notice of Default & Covenant Waiver Agreement on May 5, 2010 notifying the company that it was in default because it had violated the covenants and electing to waive its remedies to these defaults.

On April 30, 2010, the Company entered into a Change in Terms Agreement (the “April 30 CIT Agreement”) with Shorebank extending the March 26 CIT Agreement to May 14, 2010.

As of March 31, 2010, the outstanding principal balance on the Shorebank Facility was $570,494.  The Company is continuing negotiations with Shorebank to renew, replace or extend the Shorebank Facility upon its expiration on May 14, 2010 , although there can be no assurances that these efforts will be successful.

On November 18, 2008, Anchor Mutual Savings Bank (“Anchor Bank”) granted a construction loan for $1,819,000, to Paneltech LLC for the purpose of  installing a second saturator/coater for plant expansion (the “Anchor Loan”), which has been assumed by Paneltech Products by operation of law under the terms of the Merger.  The Anchor Loan is evidenced by a promissory note dated November 18, 2008 and Change in Terms dated September 16, 2009 (the “Anchor Note”).  The Anchor Loan is funded as expenditures are made for the expansion and at completion of the project, the loan will be converted to a term loan.  On January 5, 2010, the Company and Anchor Bank entered into a Change in Terms Agreement relating to the Anchor Note.  The January 5, 2010 Change in Terms Agreement provides for the maturity date for the instruments evidencing the existing debt under the Anchor Note to be extended to July 1, 2017, and an extension of interest only payments beginning January 1, 2010 to continue on the same day of each month thereafter until July 1, 2010; followed by 83 consecutive payments of principal and interest in the amount of $27,231.82 beginning August 1, 2010, and continuing on the same day of each month thereafter. This is to be followed by one payment of principal and interest on July 1, 2017; the unpaid principal balance on the note, together with all accrued interest and charges owing in connection therewith, being due and payable on the maturity date unless demanded earlier.  As of March 31, 2010, the outstanding principal balance on the Anchor Note was $539,667.  The Company also has the following additional loan agreements with Anchor Bank:

1.
Loan Agreement entered into on January 22, 2007, having an original principal balance of $61,000. As of March 31, 2010, the outstanding principal balance was $25,828.  Interest accrues at a rate of 8.0% per annum.

2.
Loan Agreement entered into on February 2, 2006, having an original principal balance of $320,000. As of March 31, 2010, the outstanding principal balance was $212,831.  Interest accrues at a rate per annum of 1.25% above the prime rate.

3.
Loan Agreement entered into on October 4, 2005, having an original principal balance of $45,000.  As of March 31, 2010, the outstanding principal balance was $5,992.  Interest accrues at a rate of 7.5% per annum.

4.
Loan Agreement entered into on April 22, 2005, having an original principal balance of $1,750,000. As of March 31, 2010, the outstanding principal balance was $1,141,827.  Interest accrues at a rate per annum of 1.5% above the prime rate.

On March 24, 2010, Paneltech Products entered into a Change in Terms Agreement (the “March 24 CIT Agreement”) with Anchor Bank in connection with the Anchor Note, which revised the wording of the Anchor Note reclassifying the Anchor Note a long term liability.  Prior to entering into the March 24 CIT Agreement, the original wording of the Anchor Note required that Anchor Note be classified as a current liability.

In connection with certain tax distributions owed to Paneltech LLC members, certain promissory notes were issued to those members that as a result of the Merger have become obligations of Paneltech Products (the “Member Notes”).  The Member Notes are in the following amounts:

L.D. Nott Company	$206,347
Collins Timber Company LLC	$160,292
SORB Management Corporation	$45,115
Ron Iff	$34,301
Andrew R.G. Wilson	$4,028
Chris Wentworth	$878

The L.D. Nott Company is an entity controlled by Leroy Nott, the Company’s President and CEO.  The SORB Management Corporation is an entity controlled by Scott Olmstead, the Company’s CFO and Secretary.  Ron Iff and Chris Wentworth are employees of the Company.  Andrew R.G. Wilson is currently engaged as a consultant for Paneltech Products.  Such promissory notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.  As of May 13, 2010, no payments have been made on the Member Notes as payments have been deferred until liquidity improves.

The Company received $1,650,000 in connection with the Offering and $150,000 in connection with the April Offering.  The Company may seek to sell additional securities in 2010.  There are currently no commitments or understandings with regard to such possible future offerings of securities by the Company.  The Company’s ability to engage in additional financings in the future is subject to the approval of the holders of a majority of the Series A Preferred Stock, which approval must include the Lead Investor.

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

Based on the Company’s continued progress in the execution of its business plan as well as increases in sales during the recent three months ended March 31, 2010, the Company believes cash balances on hand, borrowings under the line of credit agreement, proceeds from the sale of preferred stock and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  The Company will also seek to further extend its line of credit agreement which is set to expire on May 14, 2010.  There can be no assurance the line will be extended with Shorebank. Should the line not be extended, the Company will seek alternative sources of funding.  Beginning in March 2010, the Company has taken certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

Uncertainties

While the Company is anticipating increases in PaperStone and Fortrex revenue in 2010, there are no existing purchase commitments or other assurances that give certainty that these sales increases will occur.  The Company recently submitted a quote and sample materials for several large projects but cannot be assured of being successful in obtaining the corresponding purchase orders.  If revenue does not increase over the three month ending March 31, 2010 levels, the Company will continue to operate with a net loss and will need to acquire additional funding and/or significantly reduce costs.

The Company is uncertain about the general direction of economic or political trends that may affect the Company’s growth plans.  The Company’s Overlays and Logistics business units are heavily dependent on construction trends.  While the Company anticipates these trends to continue to remain weak during 2010, the trend in sales has been increasing through the first quarter and continuing through April.  The Company’s PaperStone product is a specialty product that has many applications outside of construction.  As PaperStone has a very small market share of the solid surfaces market, the Company believes a successful marketing effort could lead to increased sales, even in a depressed economy.  Fortrex revenue can be impacted by military purchasing trends, which could be directed towards other armor solutions that the Company does not currently participate in or could be impacted by political trends, which are beyond the control of the Company.

Due to losses in 2009 and early 2010, the amount available under the Company’s Shorebank Facility was reduced to $900,000, the interest rate was increased and certain covenants were reset.  While certain covenants were reset to match the Company’s most current short term projections, the Company cannot be certain it will be able to remain in compliance with the covenants applicable to it under the credit facility or that Shorebank will renew or extend the line of credit.  The increasing activity for PaperStone and Fortrex may require a larger line of credit than is currently available and the Company cannot be certain that Shorebank will increase the amount available under the Shorebank Facility or extend it beyond its current expiration date of May 14, 2010.  The Company is seeking new and additional lines of credit and there are no assurances that such lines of credit would be available and if so, whether they would be adequate to the Company’s needs on terms acceptable to the Company.

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

Critical Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Paneltech Products, Inc. (including Paneltech Rainscreens L.L.C.).  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification

The Accounting Standards Codification, or ASC, has become the source of authoritative U.S. Generally Accepted Accounting Principles, or U.S. GAAP.  The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

Revenue Recognition

The Company applies the revenue recognition principles in accordance with ASC 605, "Revenue Recognition," with respect to recognizing its revenue.  Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Impairment of Long-Lived Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in the three months ended March 31, 2010.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of March 31, 2010, we had no deposits in excess of federally insured limits.  The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the fiscal quarters ended March 31, 2010 and 2009 excludes potentially dilutive securities, including warrants of 4,998,675 and convertible preferred stock of 14,996,025 (equivalent common shares) because their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effect on the Company’s Condensed Consolidated Financial Position ad Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Quarterly Report includes statements regarding the Company’s plans, goals, strategies, intent, beliefs or current expectations.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.  To the extent that any statements made in this Quarterly Report contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements may be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).  Statements contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” in our Annual Report on Form 10-K filed in connection with our most recently completed fiscal year and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.  All forward-looking statements attributable to us are expressly qualified by these and other factors.  We cannot assure you that actual results will be consistent with these forward-looking statements.

Information regarding market and industry statistics contained in this Quarterly Report is included based on information available to us that we believe is accurate.  Forecasts and other forward-looking information obtained from this available information is subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made.  We do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Chief Executive Officer and the Chief Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

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

In connection with the audit of our fiscal 2009 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

Although we have taken steps to remedy some of these issues with our disclosure controls and procedures, we still have additional work to do to bring our disclosure controls and procedures up to public-company standards so as to allow management to report on, and, when required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accountants to attest to, our disclosure controls and procedures. As discussed below, because the Merger occurred in the fourth quarter of 2009 and because Paneltech LLC was a small privately-held company, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we are initiating the remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrade our financial reporting systems, and develop and document a formalized IT disaster recovery plan for the Company.

Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K/A (Date of Report: December 23, 2009) regarding the Offering and the disclosures contained in Item 3.02 of our Current Report on Form 8-K/A (Date of Report: April 7, 2010) regarding the April Offering, filed with the SEC on February 11, 2010 and April 9, 2010, respectively for information concerning certain unregistered sales of equity securities.

The Company used and is using the proceeds from the Offering and the April Offering for (a) working capital purposes (b) to pay for the shares purchased by the Company pursuant to the Collins Repurchase; and (c) to make certain tax distributions to the former members of Paneltech LLC.

Item 3.     Defaults Upon Senior Securities

See discussion of the March Default under the heading Liquidity and Capital Resources in Item 2 of this Quarterly Report.

Item 5.     Other Information

On February 28, 2010, Paneltech Products entered into a Change in Terms Agreement with Shorebank in connection with the Shorebank Facility. Under the terms of the February 28 CIT Agreement, (a) the maturity date of the loan documents related to the Shorebank Facility was extended from February 28, 2009 to March 26, 2010, (b) the loan amount under the Shorebank Facility was decreased from $1,500,000 to $900,000, (c) the interest rate for the Shorebank Facility was increased to 16.5%(d) the borrowing base certificate was revised and accelerated delivery requirements instituted, (e) certain governing ratios were also revised, and (f) the L.D. Nott Company, SORB Management Corporation, and Ronald H. Iff were each required to deliver subordination agreements to Shorebank in connection with promissory notes issued to them by the Company.

 On March 26, 2010, Paneltech Products entered into a Change in Terms Agreement with Shorebank in connection with the Shorebank Facility.  Under the terms of the March 26 CIT Agreement, (a) the maturity date of the loan documents related to the Shorebank Facility was extended from March 26, 2010 to April 30, 2010, (b) the interest rate for the Shorebank Facility was reduced to 10.5%.

 On March 24, 2010, Paneltech Products entered into a Change in Terms Agreement with Anchor Bank in connection with the Promissory Note, dated November 18, 2008, from Paneltech Products to Anchor Bank in the original principal amount of $1,819,000, as amended by change in terms agreements dated September 16, 2009 and January 21, 2010.   The March 24 CIT Agreement, revised the wording of the Anchor Note reclassifying the Anchor Note a long term liability.  Prior to entering into the March 24 CIT Agreement, the original wording of the Anchor Note required that it be classified as a current liability.

The March 26, 2010 Change of Terms Agreement with Shorebank included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the agreement was signed and put into effect, it was noted that the calculations of the covenants were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to worth covenant on March 31, 2010.  Shorebank issued a Notice of Default & Covenant Waiver Agreement on May 5, 2010 notifying the company that it was in default because it had violated the covenants and electing to waive its remedies to these defaults.

On April 19, 2010, R. Wade Mosby, a member of the Company’s Board of Directors since December 23, 2009 was appointed to the Audit Committee of the Board of Directors and following such appointment, Messrs. Sidney Staunton and Trent Gunter resigned from the Audit Committee.  Messrs. Staunton and Gunter continue to serve on the Company’s Board of Directors.  On April 19, 2010, the Company entered into a Consulting Agreement with Laird Capital LLC (“Laird”) pursuant to which Laird will provide business and finance advice for day-to-day activities and for special transactions as needed. The term of the consulting agreement commences April 19, 2010 and will terminate on June 19, 2011, for $10,000 per month, more or less depending on services rendered for a period of 15 months.  Messrs. Staunton and Gunter are managing members of Laird.

Item 6.   Exhibits

Exhibit No.	Description
10.1*	Consulting Agreement, dated April 19, 2010, between the Company and Laird Capital LLC.
10.2*	Change in Terms Agreement, dated April 30, 2010, between the Company and Shorebank.
10.3*	Notice of Default and Covenant Waiver Agreement, dated May 5, 2010, between the Company and Shorebank.
31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANELTECH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Leroy D. Nott
	Name:	Leroy D. Nott
	Title:	Chief Executive Officer
	Date:	May 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy D. Nott	Chief Executive Officer, President and Director (Principal Executive Officer)	May 13, 2010
Leroy D. Nott

/s/ Scott D. Olmstead	Chief Financial Officer, Secretary and Director	May 13, 2010
Scott D. Olmstead	(Principal Financial Officer and Principal Accounting Officer)