Form 10-Q
period 2010-06-30
Paneltech International Holdings, Inc.
filed 2010-08-13
CIK 1376502

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________

FORM 10-Q
__________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 11, 2010, the Registrant had 54,481,022 shares of common stock outstanding.

PANELTECH INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2010	December 31 2009
	(Unaudited)
CURRENT ASSETS
Cash	$6,437	$4,121
Accounts receivable, net	778,576	782,951
Inventories	1,587,284	1,733,453
Prepaid expenses and other current assets	34,909	37,774

Total Current Assets	2,407,206	2,558,299

PROPERTY AND EQUIPMENT, Net	1,814,856	2,048,963

OTHER ASSETS
Deferred loan costs	25,995	31,149
Intangible assets, net	200,250	213,750

Total Other Assets	226,245	244,899

TOTAL ASSETS	$4,448,307	$4,852,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	June 30 2010	December 31 2009
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$345,206	$232,852
Note payable -shareholder	375,000	375,000
Accounts payable	892,814	651,629
Accrued expenses and other current liabilities	264,148	289,513
Current maturities of long-term debt	366,756	330,829
Due to shareholders-current	450,961	313,301
Capital lease obligations	17,462	16,769

Total Current Liabilities	2,712,347	2,209,893

OTHER LIABILITIES
Long-term debt, less current maturities	1,616,152	1,813,174
Due to shareholders	—	137,660
Derivative obligation -warrants	164,644	99,974
Capital lease obligations, less current portion	15,680	24,597
Deferred tax liability	—	217,000

Total Other Liabilities	1,796,476	2,292,405

TOTAL LIABILITIES	4,508,823	4,502,298

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A convertible preferred stock, $0.0001 par value , 5,453,100 shares designated, 3,271,860 issued and outstanding, liquidation preference of $3,600,000.	1,872,163	1,505,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 54,481,022 and 68,253,572 shares issued and outstanding respectively	5,448	6,825
Additional paid-in capital	(872,685)	(114,975)
Accumulated deficit	(1,065,442)	(297,904)
Treasury stock, at cost, 0 and 13,772,550 shares outstanding respectively	—	(750,000)

TOTAL STOCKHOLDERS DEFICIENCY	(1,932,679)	(1,156,054)

TOTAL LIABILITIES AND EQUITY	$4,448,307	$4,852,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$2,364,724	$2,122,170	$4,349,197	$4,640,408

COST OF SALES	1,721,058	1,645,591	3,300,431	3,669,957

GROSS PROFIT	643,666	476,579	1,048,766	970,451

OPERATING EXPENSES	624,285	788,314	1,601,880	1,460,341

OPERATING INCOME (LOSS)	19,381	(311,735)	(553,114)	(489,890)

OTHER INCOME (EXPENSE)
Interest Expense	(51,126)	(43,068)	(108,582)	(91,611)

NET LOSS
BEFORE INCOME TAXES	(31,745)	(354,803)	(661,696)	(581,501)

Income Tax Benefit	—	—	217,000	—

NET LOSS	(31,745)	(354,803)	(444,696)	(581,501)

Preferred Stock Dividends	(56,971)	—	(106,597)	—
Preferred Stock Accretion	(111,499)	—	(216,246)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(200,215)	$(354,803)	$(767,539)	$(581,501)

Net loss per share to common stockholders - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	54,481,022	61,759,852	54,481,022	61,759,852

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(444,696)	$(581,501)
Adjustments to reconcile net loss to net cash
cash provided by operating activities:
(Gain) Loss on disposal of property and equipment	(60,345)	229
Depreciation expense	146,729	195,616
Amortization expense	18,654	20,236
Provision for doubtful accounts	—	1,664
Stock Based Compensation	55,583	—
Changes in operating assets and liabilities:
Accounts receivable	4,375	598,425
Inventories	146,169	304,044
Prepaid expenses and other current assets	2,865	24,186
Accounts payable	241,185	(347,932)
Income taxes	(217,000)	—
Accrued expenses and other current liabilities	(131,962)	72,866

TOTAL ADJUSTMENTS	206,253	869,334

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(238,443)	287,833

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(98,236)	(44,601)
Proceeds from sale of property and equipment	245,960	185
Expenses incurred for future capital raise	—	(43,072)

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES	$147,724	$(87,488)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	For the Six Months Ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	$112,354	$(396,462)
(Repayment) borrowings of notes payable	(161,095)	230,294
Payments on capital lease obligations	(8,224)	(7,586)
Net Proceeds from sale of preferred stock	150,000	—

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	93,035	(173,754)

NET INCREASE IN CASH	2,316	26,591

CASH - Beginning	4,121	3,914

CASH - Ending	$6,437	$30,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Interest	$93,435	$92,041
Taxes	$—	$—

Non-cash investing and financing activities:

Dividends on redeemable convertible
preferred stock	$106,597	$—

Preferred stock accretion	$216,246	$—

Retirement of Treasury Stock	$750,000	$—

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

Following consummation of the Merger, the Company entered into Securities Purchase Agreements (the “Offering”) with three investors and raised an aggregate of $1.65 million in an offering of the Company’s preferred stock and warrants.  Of the $1.65 million of proceeds raised, $375,000 was used as a partial payment to repurchase certain shares held by a former member of Paneltech LLC.

On April 7, 2010, the Company entered into a Securities Purchase Agreement with another investor and raised $150,000 in an offering of the Company’s Series A Convertible Preferred Stock and warrants to purchase Common Stock (the “April Offering”).  The Company issued to the investor 272,655 shares of Preferred Stock and granted 454,425 Warrants.  The terms of the April Offering, were substantially the same as the terms of the Offering described above.

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

The Company has a line of credit with Shorebank Pacific (“Shorebank”), which as a result of various change in terms agreements, was as of June 30, 2010, in the amount of $900,000 with an interest rate of 8.5% (the “Shorebank Facility”).  The Shorebank Facility is currently set to expire October 1, 2010.  The Shorebank Facility was to expire on February 28, 2010, but was extended until March 26, 2010.  In connection with the extension to March 26, 2010, the Shorebank Facility was reduced from $1,500,000 to $900,000 and the interest rate was increased from 9.5% to 16.5%.  On March 26, 2010, Shorebank extended the expiration date of the Shorebank Facility to April 30, 2010 and decreased the interest rate to 10.5%.  On April 30, 2010 the Shorebank Facility was further extended to May 14, 2010 with the same terms and conditions.  On May 14, 2010 the Shorebank Facility was further extended to August 1, 2010 under the same terms and conditions, except the covenants were reset.  On August 1, 2010 the Shorebank Facility was further extended to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000. The Shorebank Facility is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding on the Shorebank Facility at June 30, 2010 and December 31, 2009 was $345,206 and $232,852, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - Liquidity and Financial Condition, continued

The Shorebank Facility contains certain restrictions and covenants under which the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, minimum working capital, earnings, and debt to net worth).  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the Shorebank Facility line of credit agreement, which constituted an event of default.  On November 30, 2009, the Company received a waiver of these defaults and entered into a forbearance agreement that extended the Shorebank Facility until February 28, 2010.  In connection with the extension of the Shorebank Facility until March 26, 2010, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

On March 3, 2010, the Company received a Notice of Default from Shorebank stating that Paneltech LLC (now Paneltech Products) did not satisfy the requirements of the Net Worth and Debt to Net Worth covenants required by the November 30 extension (the “March Default”).  On March 26, 2010, Shorebank and the Company entered into a Default and Forbearance Agreement, pursuant to which Shorebank (a) waived the Net Worth, Debt to Net Worth, and Debt Service Coverage covenant violations, and (b) a Change in Terms Agreement was entered into between Shorebank and  Paneltech Products (the “March 26 CIT Agreement”).  The March 26 CIT Agreement: (a) extended the maturity date of the line of credit until April 30, 2010, (b) reset certain covenants and (c) decreased the interest rate of the Shorebank Facility from 16.5% to 10.5%.

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations for the covenants included therein were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to net worth covenant on March 31, 2010.  On May 5, 2010, Shorebank issued a Notice of Default & Covenant Waiver Agreement notifying the Company that it was in default because it had violated the covenants and that Shorebank had elected to waive its remedies to these defaults (the “May Default”).  The Company has been in compliance with the reset covenants as of May 31, 2010 and June 30, 2010.

On November 18, 2008, Anchor Mutual Savings Bank (“Anchor Bank”) granted a construction loan for $1,819,000 to the Company for the purpose of plant expansion (the “Anchor Loan”).  The Anchor Loan is funded as expenditures are made for the expansion and at project completion the loan will be converted to a normal term loan.  The conversion date which was previously set for July 15, 2010 has been extended to October 1, 2010 by a Change of Terms Agreement dated June 30, 2010.  As of June 30, 2010, the Company had borrowed $539,667 under this agreement to acquire some of the equipment required for the plant expansion and other capital projects.  Because expected product demand has not materialized in 2010, the expansion project has been postponed until additional demand is developed.  The Company plans to borrow additional funds on the Anchor Loan for other capital improvements and anticipates the total amount to be funded will be approximately $740,000.

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

Based on the Company’s continued progress in the execution of its business plan as well as increases in sales during the three months ended June 30, 2010, the Company believes cash balances on hand, borrowings under the line of credit agreement, proceeds from the sale of preferred stock and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  The Company will also seek to further extend its line of credit agreement with Shorebank, which is set to expire on October 1, 2010.  There can be no assurance the line will be extended with Shorebank. Should the line not be extended, the Company will seek alternative sources of funding.  In March 2010, the Company began taking certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”.  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

The Company’s amortizable intangible asset consists of a trade name.  The asset is being amortized using the straight-line method over its estimated useful life of ten years.

Impairment of Long-Lived Assets
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any long lived asset impairment charges in the six months ended June 30, 2010.

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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of June 30, 2010, we had no deposits in excess of federally insured limits.  The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share
Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three months ended June 30, 2010 and 2009 excludes potentially dilutive securities, including warrants of 8,232,182 and 4,998,675 respectively and convertible preferred stock of 16,359,300 and 14,996,025 respectively (equivalent common shares) because their inclusion would be anti-dilutive.

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

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Trade receivables	$794,746	$885,146
Allowance for doubtful accounts	(16,170)	(102,195)

Accounts Receivable	$778,576	$782,951

The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Inventories

Inventories consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$833,230	$988,580
Finished goods	754,054	744,873

	$1,587,284	$1,733,453

NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Manufacturing equipment	$4,357,987	$4,259,752
Furniture and fixtures	95,050	95,050
Mobile equipment	306,606	984,073
	4,759,643	5,338,875
Less: accumulated depreciation and amortization	(2,944,787)	(3,289,912)

	$1,814,856	$2,048,963

Property and equipment, at June 30, 2010 and December 31, 2009, includes $80,450 of assets acquired under capital lease obligations.  Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 amounted to $70,504 and $98,255, respectively, and $146,729 and $195,616 for the six months ended June 30, 2010 and 2009 respectively.

The Company sold rail cars and related equipment in the months of May and June, 2010.  The original cost of the items was $422,727 and the accumulated depreciation was $257,113.  The proceeds from the sales were $225,748.

NOTE 7 - Intangible Assets

Below is a summary of intangible assets at June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)			December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Trade name
(10 year life)	$270,000	$(69,750)	$200,250	$270,000	$(56,250)	$213,750

Total amortization expense was $6,750 and $6,750 for the three months ended June 30, 2010 and 2009, respectively, and $13,500 and $13,500 for the six months ended June 30, 2010 and 2009 respectively.

NOTE 8 - Line of Credit

The Shorebank Facility, which as a result of various changes in terms agreements, was as of June 30, 2010, in the amount of $900,000 with an interest rate of 8.5% and is currently set to expire October 1, 2010.  The Shorebank Facility was to expire on February 28, 2010, but was extended until March 26, 2010.  In connection with the extension to March 26, 2010, the Shorebank Facility was reduced from $1,500,000 to $900,000 and the interest rate was increased from 9.5% to 16.5%.  On March 26, 2010, Shorebank extended the expiration date of the Shorebank Facility to April 30, 2010 and decreased the interest rate to 10.5%.  On April 30, 2010 the Shorebank Facility was further extended to May 14, 2010 with the same terms and conditions.  On May 14, 2010 the Shorebank Facility was further extended to August 1, 2010, with the same terms and conditions, except the covenants were reset.  On August 1, 2010 the Shorebank Facility was further extended to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000.  The Shorebank Facility is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding at June 30, 2010 and December 31, 2009 was $345,206 and $232,852, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Line of Credit - continued

The Shorebank Facility contains certain restrictions and covenants under which the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, minimum working capital, earnings, and debt to net worth).  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the Shorebank Facility line of credit agreement, which constituted an event of default.  On November 30, 2009, the Company received a waiver of these defaults and entered into a forbearance agreement that extended the Shorebank Facility until February 28, 2010.  In connection with the extension of the Shorebank Facility until March 26, 2010, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations for the covenants included therein were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to net worth covenant on March 31, 2010.  On May 5, 2010, Shorebank issued a Notice of Default & Covenant Waiver Agreement notifying the Company that it was in default because it had violated the covenants and that Shorebank had elected to waive its remedies to these defaults (the “May Default”). The Company has been in compliance with the reset covenants as of May 31, 2010 and June 30, 2010.

Interest expense on the line of credit was $9,348 and $12,469 for the three months ended June 30, 2010 and 2009, respectively and $33,822 and $24,160 for the six months ended June 30, 2010 and 2009 respectively.

NOTE 9 - Notes Payable-Shareholder

On December 23, 2009 the Company issued a promissory note (the “Collins Note”) in the amount of $375,000 in connection with the repurchase of shares of the Company from a former member of Paneltech LLC.  The Collins Note bears interest at prime per annum (3.25% at December 31, 2009) and, prior to amendment on July 26, 2010, was due on or before July 31, 2010 with an outside maturity date of August 1, 2010.   On July 26, 2010, Collins and the Company amended the terms of the Collins Note to extend the due date to August 30, 2010 and the outside maturity date to August 31, 2010.  Under the terms of the Collins Note, as amended, if the unpaid principal and accrued interest is not paid on or before August 30, 2010, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 31, 2010.  Prior to amendment, if the unpaid principal and accrued interest was not paid on or before July 31, 2010, the outstanding principal and accrued interest would have been adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 1, 2010.

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

	June 30, 2010 (Unaudited)	December 31, 2009
Due to shareholder	$450,961	$450,961
Less: current portion	(450,961)	(313,301)

Long-Term Portion	--	$137,660

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - Long Term Debt

	June 30, 2010 (Unaudited)	December 31, 2009
Note payable, due in monthly installments of $20,545, including interest at prime (3.25% at June 30, 2010), plus 1.5%, through May 2015.	$1,031,123	$1,182,803

Note payable for capital improvements, due in monthly installments of $902, including interest at 7.50% and matures October 2010.	2,968	8,550

Note payable, due in monthly installments of $4,010, including interest at prime (3.25% at June 30, 2010), plus 1.25%, and is secured by equipment. Matures February 10, 2016.	190,738	222,372

Note payable, due in monthly installments of $1,237, including interest at 8.00%, secured by inventory, equipment, and accounts receivable. Matures February 2012.	21,368	28,973

Note payable due in monthly installments of $8,089 with an imputed interest rate of 9.00%. Matures September 2012.	197,044	235,690

Note payable – equipment loan, Matures August 2017.	539,667	465,615

	1,982,908	2,144,003
Less: current portion	(366,756)	(330,829)

Long-Term Portion	$1,616,152	$1,813,174

Future maturities of Notes Payable are as follows:

For the Period Ending June 30,	Amount
2011	$366,756
2012	399,477
2013	346,112
2014	343,579
2015	327,007
Thereafter	199,977
Total	$1,982,908

Interest expense for the three months ended June 30, 2010 and 2009 was $49,004 and $40,399, respectively, and $84,119 and $83,421 for the six months ended June 30, 2010 and 2009 respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - Long Term Debt, continued

Note Payable - Equipment Loan
The Company entered into a financing arrangement with Anchor Bank in December 2008 to borrow funds totaling $1,819,000 for the purpose of expanding plant capacity.  The loan is funded as expenditures are made and at project completion the loan will be converted to a normal term loan.  During this period, the Company pays interest only on the loan.  A Change of Terms Agreement with Anchor Bank dated June 30, 2010, reset the conversion date from July 15, 2010 to October 1, 2010.  Because expected increase in product demand did not materialize in early 2010, the partially completed expansion project has been postponed.  The loan will be collateralized by a security interest in the new equipment purchased by this loan.  The loan carries a variable rate of interest at prime, plus 2.25% rounded to the next highest .125%.  This variable rate will not decline below 6.5%, or exceed 9% until the loan is fully funded in the fourth quarter of 2010, when the rate becomes fixed at 6.75% for 84 months.  The loan matures on July 15, 2017. The Company is required to pay $47,059 over the next twelve months.  Interest paid for the three months ended June 30, 2010 and 2009 was $8,816 and $6,451, respectively and $11,356 and $9,853 for the six months ended June 30, 2010 and 2009 respectively.   The balance outstanding at June 30, 2010 and December 31, 2009 was $539,667 and $465,615, respectively.

NOTE 12 - Capital Lease Obligations

On May 2, 2007, the Company entered into an equipment lease agreement with a leasing company for monthly installments of $1,628, with an annual interest rate of 8.77% secured by the related equipment.  The lease matures May 2012.

Future minimum lease payments under capital leases are as follows:

For the Periods Ending June 30,	Amount
2011	$19,534
2012	16,278
Total minimum lease payments	35,812
Less amount representing interest	(2,671)

Present value of minimum lease payments	$33,141

NOTE 13 - Redeemable Preferred Stock

Series A Convertible Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,453,100 shares have been designated Series A Convertible Preferred Stock ( “Series A Preferred Stock”).

On December 23, 2009, December 30, 2009, and April 7, 2010, the Company entered into Securities Purchase Agreements with accredited investors and sold 3,271,860 shares of Series A Preferred Stock for net proceeds of $1,655,917 (gross proceeds of $1,800,000 less offering costs of $144,083).  The offering of the Company’s securities pursuant to Securities Purchase Agreements entered into on December 23, 2009 and December 30, 2009 is referred to in this Quarterly Report on Form 10-Q as the “Offering,” and the offering of securities pursuant to the Securities Purchase Agreement entered into on April 7, 2010 is referred to as the “April Offering”.  The Series A Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion rate that is subject to adjustment, which initially provides for each share of Series A Preferred Stock being convertible into 5 shares of Common Stock. Proceeds from the sale of Series A Preferred Stock were used for working capital purposes and $375,000 was used to repurchase certain shares held by a former member of Paneltech LLC.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - Redeemable Preferred Stock, continued

As the Company did not have any preferred stock issued and outstanding prior to closing on the Offering, the Series A Preferred Stock is the Company’s most senior equity security.  As of June 30, 2010, there were 3,271,860 shares of Series A Preferred Stock issued and outstanding.

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

The Series A Preferred Stock is also subject to certain anti-dilution adjustments and carries first refusal rights.  The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met the conversion price for the Series A Preferred Stock is reset.  Under this reset adjustment, if the Company fails to achieve or is otherwise unable to report either or both of the minimum performance thresholds set forth in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock for fiscal years 2010 and 2011, which are also set forth below, then the then applicable conversion price will reset lower by the percentage difference by which the Company’s earnings are below the applicable performance threshold.  The performance thresholds for fiscal years 2010 and 2011 are:

Fiscal Year 2010 Earnings Performance Threshold: $5,000,000; and

Fiscal Year 2011 Earnings Performance Threshold: $14,000,000.

By way of example, and for illustrative purposes only, in the event the Company reports 2010 fiscal earnings of $4,500,000, the conversion price will be reset at 10% below the then applicable conversion price. Should the Company then report 2011 fiscal earnings of $13,000,000, then the conversion price will be reset to 7% below the then applicable conversion price.  Resetting to lower conversion prices will result in more Common Stock being issued to the holders of Series A Preferred upon conversion, which would dilute the current holders of Common Stock.

Subject to the rights of, and the approval of, the holders of Series A Preferred Stock, the Board of Directors has the right, without stockholder approval, to issue preferred shares with rights superior to the rights of the holders of shares of common stock.

The holders of the Series A Preferred Stock are (i) entitled to vote, separately as a class (with no other stockholders voting) to approve all matters that affect the rights, value, or ranking of the Series A Preferred Stock, and, (ii) subject to the limitations set forth in the Certificate of Designations (including a 4.99%  and 9.99% beneficial ownership limitation that limits conversion and voting rights), cast such number of votes in respect of such shares of Series A Preferred Stock as will equal the largest whole number of shares of Common Stock into which such shares of Series A Preferred Stock are then convertible pursuant to the Certificate of Designations, all matters on which holders of Common Stock are entitled to vote, voting together as one class with, and in the same manner and with the same effect as, such holders of Common Stock.  The Company recorded accretion of $111,499 for the three months ended June 30, 2010 and $216,246 for the six months ended June 30, 2010.

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

Warrants Issued with Series A Convertible Preferred Stock
In connection with the Offering and the April Offering, the Company issued an aggregate of 5,453,100 warrants to purchase common stock at an exercise price of $0.12 per share.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - Redeemable Preferred Stock, continued

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants of $109,061 was determined using the Black-Scholes pricing model.

NOTE 14 – Warrants Issued to Related Parties

On January 23, 2010, the Company granted 694,770 warrants to purchase Common Stock to an individual for nominal consideration and in consideration for future services.  On May 14, 2010, the Company granted an aggregate 2,084,312 warrants to purchase Common Stock to two Directors in consideration of service as directors of the Company.  The terms of the warrants are substantially the same as the warrants issued in connection with the Offering and the April Offering, except they do not include the adjustment for failure to meet certain performance thresholds.

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants of $55,583 was determined using the Black-Scholes pricing model.

NOTE 15 - Stockholders’ Equity

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

Treasury Shares
Following consummation of the Merger, the Company bought back 13,772,550 common stock shares held by a former member of Paneltech LLC with the combination of $375,000 cash and a note payable for $375,000 for a total of $750,000.  These shares were cancelled during the Quarter ended March 31, 2010.

NOTE 16 - Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

		Fair Value Measurements at June 30, 2010
	Total Carrying Value at June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$164,644	$--	$--	$164,644

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 - Fair Value Measurement, continued

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	June 30, 2010 (unaudited)	December 31, 2009
Beginning Balance	$(99,974)	$—

Net unrealized gain/loss on derivative financial Instruments	—	—
New derivative liabilities issued	(64,670)	(99,974)

Ending Balance	$(164,644)	$(99,974)

NOTE 17 - Related-Party Transactions

In October 2009, the Company entered into a consulting arrangement with a stockholder of the Company to generate national and international sales.  The arrangement, which originally provided for monthly compensation of $16,666, was revised on April 1, 2010, providing monthly compensation of $5,000 and expenses, plus commission calculated on a percentage of direct margin earned.  The agreement extends from month to month. The Company recorded expense in the amount of $48,014 and $0, for the three months ended June 30, 2010 and 2009, respectively  and $123,643 and $0 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses in the consolidated statements of operations.

NOTE 18 – Income Taxes

Due to accumulated losses since the Merger on December 23, 2009, no income tax expense has been accrued to date including for the three months ended June 30, 2010.  Company has not recorded an income tax benefit because of uncertainty as to the Company’s ability to use the tax benefit in the future.

NOTE 19 - Commitments

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

The Company has also recently settled various environmental claims with the U.S. Environmental Protection Agency (the “EPA”) and other governmental agencies.  In 2005, the Company accidentally released phenol into the ground at one of its facilities.  The cleanup of this phenol spill was completed in 2006 and all test wells except one have been closed as of June 30, 2010.  There were no material costs incurred or expected to be incurred in connection with this matter.

Operating Leases
The Company leases certain buildings and equipment under long-term leases.  The Company's leases include month-to-month operating leases, as well as leases which expire at various intervals over the next five years.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Commitments, continued

During the three months ended June 30, 2010 and 2009, rental expenses under long-term lease obligations were $154,762 and $261,212 respectively.  During the six months ended June 30, 2010 and 2009, rental expenses under long-term lease obligations were $313,981 and $528,065 respectively.  Future obligations over the terms of the Company's long-term leases as of June 30, 2010 are as follows:

For the Periods Ending June 30,	Facility	Equipment	Total
2011	$219,638	$401,045	$620,683
2012	96,984	337,720	434,704
2013	76,380	17,548	93,928
2014	76,380	0	76,380

Total	$469,382	$756,313	$1,225,695

Leasing Activities
The Company leases railcars to customers under operating leases.  These leases expire over the next three years.  Currently, there are 111 log cars on lease, with rents ranging between $460 to $525 per car per month.  Equipment under operating leases was $75,382 and $498,110 at June 30, 2010 and December 31, 2009, respectively, and is included in property and equipment in the accompanying consolidated balance sheet.  Accumulated depreciation on equipment operating leases was $57,039 and $274,280 at June 30, 2010 and December 31, 2009, respectively.

Rent income received for the three months June 30, 2010 and 2009 was $159,825 and $330,262, respectively.  Rent income received for the six months June 30, 2010 and 2009 was $324,866 and $673,134, respectively.  Minimum future rental income is as follows:

For the Periods Ending June 30,	Amount
2011	633,000
2012	633,000
2013	117,300

Total	$1,383,300

Concentration
During the three months ended June 30, 2010, the Company had sales to one customer in the amount of $279,825 at 10.47% of total sales.  As of June 30, 2010, accounts receivable from the customer were $0.  During the six months ended June 30, 2010, the Company had sales to one customer in the amount of $421,252 at 9.69% of total sales.  As of June 30, 2010, accounts receivable from the customer were $182,609.

During the three months ended June 30, 2009, the Company had sales to one customer in the amount of $237,753 at 10.78% of total sales.  As of June 30, 2009, accounts receivable from the customer was $140,429.  During the six months ended June 30, 2009, the Company had sales to one customer in the amount of $1,253,307 at 27.01% of total sales.  As of June 30, 2009, accounts receivable from the customer was $350,032.

NOTE 20 - Subsequent Events

On August 1, 2010, Paneltech Products entered into a Change in Terms Agreement with Shorebank that further extended the Shorebank Facility from August 1, 2010 to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000.

As a part of the December 23, 2009 merger, the Company repurchased certain shares of the Company held by a former member of Paneltech LLC with $375,000 cash and a $375,000 note (the Collins Note) payable that was due on August 1, 2010.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 – Subsequent Events, continued

The Collins Note bears interest at prime per annum (3.25% at June 30, 2010) and, prior to amendment on July 26, 2010, was due on or before July 31, 2010 with an outside maturity date of August 1, 2010.   On July 26, 2010, Collins and the Company amended the terms of the Collins Note to extend the due date to August 30, 2010 and the outside maturity date to August 31, 2010.  Under the terms of the Collins Note, as amended, if the unpaid principal and accrued interest is not paid on or before August 30, 2010, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 31, 2010.  Prior to amendment, if the unpaid principal and accrued interest was not paid on or before July 31, 2010, the outstanding principal and accrued interest would have been adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 1, 2010.

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

Securities Purchase Agreements

Following consummation of the Merger, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with three investors and raised an aggregate of $1.65 Million in an offering of the Company’s Series A Preferred Stock and Warrants, referred to throughout this Quarterly Report as the “Offering”.  The Offering closed on January 22, 2010, and the sale of Series A Preferred Stock pursuant to the Securities Purchase Agreements closed on December 23, 2009 and December 30, 2009.  Under the conversion ratio at the closing of the Offering, each share of Series A Preferred Stock is convertible into five shares of Common Stock.  Each Warrant has an exercise price of $0.12 per share of Common Stock which is subject to adjustment.  The Warrants may be redeemed under certain circumstances.  Of the $1.65 million of proceeds raised, $375,000 was used to repurchase 13,772,550 of Common Stock held by Collins Timber Company LLC (“Collins”), a former member of Paneltech LLC (the “Collins Repurchase”, or, the “Repurchase Agreement”).  In order to repurchase the 13,772,550 shares of Common Stock from the former Paneltech LLC member, the Company also issued a promissory note (the “Collins Note”) in the amount of $375,000.  The Collins Note bears interest at the prime rate from time to time in effect as published in the Wall Street Journal.  Under certain circumstances set forth in the Collins Note, the principal amount of the Collins Note will be adjusted to equal $625,000, less the aggregate principal amount previously paid on the Collins Note.  Under the terms of the Repurchase Agreement, Collins is entitled to have a representative selected by Collins elected to and serving on the Company’s Board of Directors until the Collins Note is paid in full.

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

On January 23, 2010, the Company granted 694,770 warrants to purchase Common Stock to an individual for nominal consideration and in consideration for future services.  On May 14, 2010, the Company granted an aggregate 2,084,312 warrants to purchase Common Stock to two Directors in consideration of service as directors of the Company.  The terms of the warrants are substantially the same as the warrants issued in connection with the Offering and the April Offering, except they do not include the adjustment for failure to meet certain performance thresholds.

Sale of Certain Logistics Assets

In March, May, and June, 2010, consistent with the Company’s strategy and plans to focus on its manufactured product lines, the Company sold its idle wood log carrying railcars and log loader for approximately $256,460.  These pieces of equipment have been idle since April 2009 following the downturn in the lumber market.  The Company’s railcar leases will continue to provide 111 wood log carrying railcars to three customers until 2012.

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

Logistics – Rail car leasing.  The long term plan for the Company is to focus on the business units discussed above and phase out of the logistics unit as the leases for the railcars are terminated.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues for the three months ended June 30, 2010 were $2,364,724, representing an increase of $242,000, or 11%, compared to the same period in 2009.  Fortrex sales for the three months ended June 30, 2010 were $9,618 compared to sales of $182,915 for sales for 2009, representing a decline of $173,000, or 95%, from the comparable period in 2009.  This decline was primarily due to the fact that in early 2009, the Company was finishing a large Fortrex contract and had only one small project in the second quarter of 2010.  Paperstone revenue grew to $1,083,611 in three months ended June 30, 2010 from $1,014,694 for 2009, representing growth of 7% from the comparable period in 2009.  This increase in Paperstone revenue was primarily due to new markets being developed by the Company.  Revenue from the Overlays unit grew to $1,072,076 for the three months ended June 30, 2010 compared to revenue of $566,314 for 2009, representing an increase of $506,000, or 89%, from the comparable period in 2009.  This increase in Overlays revenue was primarily due to the addition of an experienced customer service and sales agent in late 2009.

Gross profit  increased to $643,666 for the three months ended June 30, 2010 from $476,579 for the same period in 2009, representing an improvement of $167,000, or 35%.  The improvement was due to increased efficiency caused by higher Paperstone and overlays sales for the three months ended June 30, 2010.  Gross profit percent for the three months ended June 30, 2010 was 27% and for the comparable period in 2009 was 22%.

Operating expenses for the three months ended June 30, 2010 decreased by $114,000, or 14%, to $673,919, compared to $787,995 for the same period in 2009.  Wages and salaries were lower for the three months ended June 30, 2010 by $129,000 than the comparable period in 2009 due to salary reductions.  Product development was lower for the three months ended June 30, 2010 by $90,000 than the comparable period in 2009 due to the reduction of Fortrex product development because of reduced activity to reduce expenses.  Marketing expenses including travel, samples, trade shows, etc. increased by $106,000 for the three months ended June 30, 2010 over the comparable period in 2009 due to increased effort to improve sales.

As of June 30, 2010, the Company’s line of credit maximum limit under the Shorebank Facility (defined below) was $900,000 and was further limited to the eligible accounts receivable and inventory.  As of June 30, 2010, the amount available to the Company, over the amount borrowed, was $546,485.

The accounts receivable balance was $778,576 on June 30, 2010 and $782,951 on December 31, 2009.

During the three months ended June 30, 2010, the Company had sales to one customer in the amount of $279,825, which accounted for 11.8% of total sales during this period.  There was no outstanding accounts receivable balance for that customer.  The sales for the second largest customer for the three months ended June 30, 2010 were $208,106.  On February 12, 2010, the Company entered into a payment plan for $172,161 with this customer as a result of unpaid past due invoices.  Since entering into this agreement, the customer has reduced the amount due on past due invoices to $93,594 as of June 30, 2010.  As of June 30, 2010, current and past due amounts from the customer amounted to $229,770.

The inventory balance was $1,587,284 on June 30, 2010 and $1,733,453 on December 31, 2009.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues for the six months ended June 30, 2010 were $4,349,197, representing a decline of $291,000, or 6%, compared to the same period in 2009.  Fortrex sales for the six months ended June 30, 2010 were $121,568 compared to sales of $1,253,632 for the six months ended June 30, 2009, representing a decline of $1,132,000, or 90%, from the comparable period in 2009.  This decline was primarily due to the fact that in early 2009, the Company was finishing a large Fortrex contract and has since received only a few much smaller contracts.  Paperstone revenue grew to $1,918,513 in the six months ended June 30, 2010 from $1,648,373 for 2009, representing growth of $270,000, or 16%, from the comparable period in 2009.  This increase in Paperstone revenue was primarily due to increased marketing efforts by the Company to find new customers and new applications such as kitchen utensils.  Revenue from the Overlays unit grew to $1,934,388 for the three months ended June 30, 2010 compared to revenue of $979,952 for 2009, representing an increase of $954,000, or 97%, from the comparable period in 2009.  This increase in Overlays revenue was primarily due to the introduction of new products and the addition of an experienced customer service and sales agent who has established new customers.

Gross profit improved to $1,048,766 for the six months ended June 30, 2010 from $970,451 for the same period in 2009, representing an increase of $78,000, or 8%.  The improvement was due to improved efficiency caused by the Paperstone and overlay sales increases which more than offset the impact of the lower Fortrex sales for the six months ended June 30, 2010.  Gross profit percent for the six months ended June 30, 2010 was 24% and for the comparable period in 2009 was 21%.

Operating expenses for the six months ended June 30, 2010 increased by $202,000, or 47%, to $1,662,225, compared to $1,460,112 for the same period in 2009.  Legal, consulting, and accounting fees relating to the Merger including SEC reporting and filing obligations following the Merger, the 2009 Annual Report on Form 10-K (the “Annual Report”), and the Quarterly Report on Form 10-Q for the period ended March 31, 2010, resulted in a $345,000 increase in expenses for the six months ended June 30, 2010.  Wages and salaries were lower for the six months ended June 30, 2010 by $168,000 than the comparable period in 2009 due to salary reductions.  Product development was lower for the six months ended June 30, 2010 by $142,000 than the comparable period in 2009 due to the reduction of Fortrex product development because of reduced activity to reduce expenses.  Marketing expenses including contract salesmen, travel, samples, trade shows, etc. increased by $187,000 for the six months ended June 30, 2010 over the comparable period in 2009 due to increased effort to improve sales.

Current Operating Plans and Trends

Although the Company achieved some improvement in operating results for the first half of 2010 when compared to the first half of 2009, the improvement was less than expected.  A number of factors presented difficulties to realizing the Company’s business plans, including the falling Euro compared to the dollar, which increased Paperstone cost to Europe; the lack of Fortrex opportunities coming from the defense industry; and the continued slump in new housing starts, which depressed demand for Paperstone countertops.  The Company is seeking to increase revenue from its Paperstone product line in fiscal 2010 by restructuring its Paperstone marketing effort to improve the efficiency and lower the costs of the supply chains and leverage alternative uses of Paperstone such as gourmet kitchen utensils and cutting boards.  The Company is also seeking to win contracts for its Fortrex product line by bidding on available opportunities and adding new customers that serve new ballistics market segments.

As noted in the Results of Operations, the Company has reduced its spending for product development in order to conserve working capital.  The Company will be moving forward with product development only for carefully considered projects the Company believes are low risk and are likely to offer better returns.

Liquidity and Capital Resources

The Company has traditionally financed its working capital needs with earnings and a line of credit.  The line of credit advance rates have been 75% of eligible accounts receivable and 25% of eligible inventory.  Capital project needs have been traditionally financed with bank term loans and earnings.

Pursuant to an Assumption Agreement dated December 23, 2009 (the “Assumption Agreement”) with Paneltech Products and Shorebank Pacific (“Shorebank”), entered into in connection with the Merger, Paneltech Products assumed and agreed to pay and perform all covenants and obligations of Paneltech LLC set forth in the loan documents between Shorebank and Paneltech LLC, as if such loan documents had originally been made, executed and delivered by Paneltech Products.  By operation of law as a result of the Merger, and by virtue of the Assumption Agreement and consents delivered by Shorebank, the Company’s wholly owned and principal operating subsidiary, Paneltech Products, had a $1,500,000 line of credit with Shorebank, with a variable interest rate.  As a result of various change in terms agreements described below, this line of credit was reduced to $700,000 with added adjustment rate factors and a variable interest rate, which interest rate is determined by various ratios and which stood at 8.5% as of June 30, 2010 (the “Shorebank Facility”).  The Shorebank Facility is secured by accounts receivable, inventory, equipment and the personal guarantees from members of Paneltech LLC.  Pursuant to the Assumption Agreement, the Company entered into a guarantee in connection with the Shorebank Facility and Paneltech Products entered into a Security Agreement.  The Company's Shorebank Facility is governed by a credit agreement containing certain restrictions and covenants. Under these restrictions, the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, earnings, and debt to net worth).  The balance outstanding on the Shorebank Facility at June 30, 2010 was $345,206.

The Shorebank Facility was originally in the amount of $1,700,000 and was set to expire on September 30, 2009, but on November 30, 2009, the Shorebank Facility was (a) extended to February 28, 2010, (b) the amount of the line of credit was reduced to $1,500,000, and (c) the line interest rate was increased from 5.5% to 8.5%, and adjustment rate factors were added whereby the interest rate would increase or decrease based on various ratios and balances.  On December 10, 2009, the interest rate on the line of credit was increased to 10.5% due to changes in the adjustment rate factors.  On January 10, 2010, the interest rate on the line of credit decreased to 9.5% due to changes in the adjustment rate factors.  As of June 30, 2010, the interest rate on the line of credit was 8.5% due to changes in the adjustment rate factors.

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

On March 3, 2010, the Company received a Notice of Default from Shorebank stating that Paneltech LLC (now Paneltech Products) did not satisfy the requirements of the Net Worth and Debt to Net Worth covenants required by the November 30 extension (the “March Default”).  On March 26, 2010, Shorebank and the Company entered into a Default and Forbearance Agreement, pursuant to which Shorebank (a) waived the Net Worth, Debt to Net Worth, and Debt Service Coverage covenant violations, and (b) a Change in Terms Agreement was entered into between Shorebank and  Paneltech Products (the “March 26 CIT Agreement”).  The March 26 CIT Agreement: (a) extended the maturity date of the line of credit until April 30, 2010, (b) reset certain covenants and (c) decreased the interest rate of the Shorebank Facility from 16.5% to 10.5%.

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations for the covenants included therein were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to net worth covenant on March 31, 2010.  On May 5, 2010, Shorebank issued a Notice of Default & Covenant Waiver Agreement notifying the Company that it was in default because it had violated the covenants and that Shorebank had elected to waive its remedies to these defaults (the “May Default”).

On April 30, 2010, the Company entered into a Change in Terms Agreement (the “April 30 CIT Agreement”) with Shorebank extending the March 26 CIT Agreement to May 14, 2010.  On May 14, 2010, the Company entered into a Change in Terms Agreement (the “May 14 CIT Agreement”) with Shorebank extending the maturity date of the line of credit until August 1, 2010. On August 1, 2010 the Company entered into a Change in Terms Agreement (the “August 1 CIT Agreement”) with Shorebank extending the maturity date of the line of credit until October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000. The May 14 CIT Agreement included a reset of the covenants, elimination of the Cash Flow Coverage covenant, and the addition of an Earnings Covenant.  The Company was in compliance with the reset covenants for the months of May and June, 2010.As of June 30, 2010, the outstanding principal balance on the Shorebank Facility was $345,206.

On November 18, 2008, Anchor Mutual Savings Bank (“Anchor Bank”) granted a construction loan for $1,819,000 to Paneltech LLC for the purpose of  installing a second saturator/coater for plant expansion (the “Anchor Loan”), which has been assumed by Paneltech Products by operation of law under the terms of the Merger.  The Anchor Loan is evidenced by a promissory note dated November 18, 2008, a Change in Terms dated September 16, 2009, and Change in Terms Agreements dated January 5, 2010, March 24, 2010, and June 30, 2010 (the “Anchor Note”).  The Anchor Loan is funded as expenditures are made for the expansion and at completion of the project, the loan will be converted to a term loan.  On June 30, 2010, the Company and Anchor Bank entered into a Change in Terms Agreement that changed certain terms previously changed by the January 5, 2010, Change in Terms Agreement relating to the Anchor Note.  The June 30, 2010 Change in Terms Agreement provides for an extension of interest only payments beginning January 1, 2010 to continue on the same day of each month thereafter until October 1, 2010; followed by 83 consecutive payments of principal and interest in the amount of $27,231.82 beginning November 1, 2010, and continuing on the same day of each month thereafter. This is to be followed by one payment of principal and interest on July 1, 2017; the unpaid principal balance on the note, together with all accrued interest and charges owing in connection therewith, being due and payable on the maturity date unless demanded earlier.  As of June 30, 2010, the outstanding principal balance on the Anchor Note was $539,667.  Because the expected increase in demand in 2010 has not materialized, the partially completed expansion project has been postponed for 2010.

The Company also has the following additional loan agreements with Anchor Bank:

1.
Loan Agreement entered into on January 22, 2007, having an original principal balance of $61,000. As of June 30, 2010, the outstanding principal balance was $21,368.  Interest accrues at a rate of 8.0% per annum.

2.
Loan Agreement entered into on February 2, 2006, having an original principal balance of $320,000. As of June 30, 2010, the outstanding principal balance was $190,738.  Interest accrues at a rate per annum of 1.25% above the prime rate.

3.
Loan Agreement entered into on October 4, 2005, having an original principal balance of $45,000.  As of June 30, 2010, the outstanding principal balance was $2,968.  Interest accrues at a rate of 7.5% per annum.

4.
Loan Agreement entered into on April 22, 2005, having an original principal balance of $1,750,000. As of June 30, 2010, the outstanding principal balance was $1,031,123.  Interest accrues at a rate per annum of 1.5% above the prime rate.

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

On December 23, 2009 the Company issued the Collins Note in the amount of $375,000 to repurchase of shares of the Company from a former member of Paneltech LLC.  The Collins Note bears interest at prime per annum (3.25% at December 31, 2009) and was due on or before July 31, 2010.  On July 26, 2010, the Company and Collins amended the Collins Note to extended the due date on the Collins Note to August 30, 2010 and the outside maturity date to August 31, 2010. In the event the unpaid principal and accrued interest is not paid on or before August 30, 2010, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on the outside maturity date (August 31, 2010).

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

The L.D. Nott Company is an entity controlled by Leroy Nott, the Company’s President and CEO.  The SORB Management Corporation is an entity controlled by Scott Olmstead, the Company’s CFO and Secretary.  Ron Iff and Chris Wentworth are employees of the Company.  Andrew R.G. Wilson is currently engaged as a consultant for Paneltech Products.  Such promissory notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.  As of July 30, 2010, no payments have been made on the Member Notes as payments have been deferred until liquidity improves.

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

Based on the Company’s continued progress in the execution of its business plan as well as increases in sales during the three months ended June 30, 2010, the Company believes cash balances on hand, borrowings under the line of credit agreement, proceeds from the sale of preferred stock and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  The Company will also seek to further extend its line of credit agreement with Shorebank, which is set to expire on October 1, 2010.  There can be no assurance the line will be extended with Shorebank.  Should the line not be extended, the Company will seek alternative sources of funding.  Beginning in March 2010, the Company has taken certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

Uncertainties

While the Company has experienced slower than expected sales to date, the Company is anticipating increases in Paperstone and Fortrex revenue in 2010. As there are no existing purchase commitments or other assurances regarding increases in Paperstone and Fortrex revenue, there is no certainty that the anticipated sales increases will occur.  The Company recently submitted a quote and sample materials for numerous projects but cannot be assured of being successful in obtaining the corresponding purchase orders.  If revenue does not increase over the three months ending June 30, 2010 levels, the Company will continue to operate with a net loss and will need to acquire additional funding and/or further reduce costs.

The Company is uncertain about the general direction of economic or political trends that may affect the Company’s growth plans.  The Company’s Overlays and Logistics business units are heavily dependent on construction trends.  While the Company anticipates these trends to continue to remain weak during 2010, the trend in sales has been increasing through the first quarter and second quarters, albeit at a slower pace than previously anticipated.  The Company’s Paperstone product is a specialty product that has many applications outside of construction.  As Paperstone has a very small market share of the solid surfaces market, the Company believes a successful marketing effort could lead to increased sales, even in a depressed economy.  Fortrex revenue can be impacted by military purchasing trends, which could be directed towards other armor solutions that the Company does not currently participate in or could be impacted by political trends, which are beyond the control of the Company.

Due to losses in 2009 and early 2010, the amount available under the Company’s Shorebank Facility was reduced to $700,000, the interest rate was increased and certain covenants were reset.  While certain covenants were reset to match the Company’s most current short term projections, the Company cannot be certain it will be able to remain in compliance with the covenants applicable to it under the credit facility or that Shorebank will renew or extend the line of credit.  The increasing activity for Paperstone and Fortrex may require a larger line of credit than is currently available and the Company cannot be certain that Shorebank will increase the amount available under the Shorebank Facility or extend it beyond its current expiration date of October 1, 2010.  The Company is seeking new and additional lines of credit and there are no assurances that such lines of credit would be available and if so, whether they would be adequate to the Company’s needs on terms acceptable to the Company.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

 Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included elsewhere in this Report on Form 10Q, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Impairment of Long-Lived Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in the three months ended June 30, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of June 30, 2010, we had no deposits in excess of federally insured limits.  The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the fiscal quarters ended June 30, 2010 and 2009 excludes potentially dilutive securities, including warrants of 4,998,675 and convertible preferred stock of 14,996,025 (equivalent common shares) because their inclusion would be anti-dilutive.

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

Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K/A (Date of Report: April 7, 2010) regarding the April Offering, filed with the SEC on April 9, 2010 for information concerning certain unregistered sales of equity securities.   The Company used and is using the proceeds from the April Offering for (a) working capital purposes (b) to pay for the shares purchased by the Company pursuant to the Collins Repurchase; and (c) to make certain tax distributions to the former members of Paneltech LLC.

Item 3.    Defaults Upon Senior Securities

See discussion of the May Default under the heading Liquidity and Capital Resources in Item 2 of this Quarterly Report.

Item 5.    Other Information

On March 25, 2010, the holders of all the issued and outstanding shares of the Series A Convertible Preferred Stock, $0.0001 par value per share, of the Company, acting by unanimous written consent without a meeting, adopted separate  resolutions approving the April Offering reported on Current Report on Form 8-K filed with the SEC on April 9, 2010,  and the Company’s Consulting Agreement with Laird Capital LLC (“Laird”) reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2010.

On April 19, 2010, R. Wade Mosby, a member of the Company’s Board of Directors since December 23, 2009 was appointed to the Audit Committee of the Board of Directors and following such appointment, Messrs. Sidney Staunton and Trent Gunter resigned from the Audit Committee.  Messrs. Staunton and Gunter continue to serve on the Company’s Board of Directors.

On April 19, 2010, the Company entered into a Consulting Agreement with Laird pursuant to which Laird will provide business and finance advice for day-to-day activities and for special transactions as needed. The term of the consulting agreement commences April 19, 2010 and will terminate on June 19, 2011, for $10,000 per month, more or less depending on services rendered for a period of 15 months.  Messrs. Staunton and Gunter are managing members of Laird.

 On June 30, 2010, Paneltech Products entered into a Change in Terms Agreement with Anchor Bank that extended the date by which the interest only loan would be converted to a term loan from July 15, 2010 to October 1, 2010.

On August 1, 2010, Paneltech Products entered into a Change in Terms Agreement with Shorebank that further extended the Shorebank Facility to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000.

Item 6.    Exhibits

Exhibit No.	Description
10.1*	Change in Terms Agreement, dated June 30, 2010, between the Company and Anchor Mutual Savings Bank.
10.2*	Change in Terms Agreement, dated August 1, 2010, between the Company and Shorebank Pacific.
31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANELTECH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Leroy D. Nott
	Name:	Leroy D. Nott
	Title:	Chief Executive Officer
	Date:	August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy D. Nott	Chief Executive Officer, President and Director	August 13, 2010
Leroy D. Nott	(Principal Executive Officer)

/s/ Scott D. Olmstead	Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	August 13, 2010
Scott D. Olmstead