Form 10-Q
period 2010-09-30
Paneltech International Holdings, Inc.
filed 2010-11-15
CIK 1376502

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________

FORM 10-Q
__________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐ No☒

As of November 10, 2010, the Registrant had 54,481,022 shares of common stock outstanding.

PANELTECH INTERNATIONAL HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Index to Exhibits

Item 1.                      Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30	December 31
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$158,634	$4,121
Accounts receivable, net	1,011,644	782,951
Inventories	1,743,650	1,733,453
Prepaid expenses and other current assets	45,234	37,774

Total Current Assets	2,959,162	2,558,299

PROPERTY AND EQUIPMENT, Net	1,835,355	2,048,963

OTHER ASSETS
Deferred loan costs	30,301	31,149
Intangible assets, net	193,500	213,750

Total Other Assets	223,801	244,899

TOTAL ASSETS	$5,018,318	$4,852,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
	September 30	December 31
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$552,221	$232,852
Note payable -shareholder	--	375,000
Accounts payable	1,038,999	651,629
Accrued expenses and other current liabilities	405,430	289,513
Current maturities of long-term debt	403,306	330,829
Due to shareholders-current	450,961	313,301
Capital lease obligations	17,825	16,769

Total Current Liabilities	2,868,742	2,209,893

OTHER LIABILITIES
Long-term debt, less current maturities	1,698,308	1,813,174
Note payable - shareholder	375,000	137,660
Derivative obligation -warrants	164,644	99,974
Capital lease obligations, less current portion	11,089	24,597
Deferred tax liability	--	217,000

Total Other Liabilities	2,249,041	2,292,405

TOTAL LIABILITIES	5,117,783	4,502,298

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A convertible preferred stock, $0.0001 par
value , 5,453,100 shares designated, 3,271,860
issued and outstanding, liquidation preference
of $3,600,000.	1,997,444	1,505,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.0001 par value, 500,000,000
shares authorized, 54,481,022 and 68,253,572 shares
issued and outstanding respectively	5,448	6,825
Additional paid-in capital	(872,685)	(114,975)
Accumulated deficit	(1,229,672)	(297,904)
Treasury stock, at cost, 0 and 13,772,550 shares
outstanding respectively	--	(750,000)

TOTAL STOCKHOLDERS DEFICIENCY	(2,096,909)	(1,156,054)

TOTAL LIABILITIES AND EQUITY	$5,018,318	$4,852,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$2,108,837	$2,339,504	$6,458,034	$6,979,912

COST OF SALES	1,538,971	1,747,006	4,839,402	5,416,963

GROSS PROFIT	569,866	592,498	1,618,632	1,562,949

OPERATING EXPENSES	493,538	743,243	2,095,418	2,203,584

OPERATING INCOME (LOSS)	76,328	(150,745)	(476,786)	(640,635)

OTHER INCOME (EXPENSE)
Interest Expense	(65,085)	(50,816)	(173,667)	(142,427)

NET INCOME (LOSS)
BEFORE INCOME TAXES	11,243	(201,561)	(650,453)	(783,062)

Income Tax Benefit	--	--	217,000	--

NET INCOME (LOSS)	11,243	(201,561)	(433,453)	(783,062)

Preferred Stock Dividends	(50,192)	--	(156,789)	--
Preferred Stock Accretion	(125,281)	--	(341,527)	--

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(164,230)	$(201,561)	$(931,769)	$(783,062)

Net loss per share to common
stockholders - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding
- basic and diluted	54,481,022	61,759,852	54,481,022	61,759,852

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(433,453)	$(783,062)
Adjustments to reconcile net loss to net cash
cash used in operating activities:
Gain on disposal of property and equipment	(70,846)	--
Depreciation expense	207,189	289,642
Amortization expense	25,945	27,611
Provision for doubtful accounts	--	24,323
Stock based compensation	55,583	--
Income taxes	(217,000)	--
Changes in operating assets and liabilities:
Accounts receivable	(228,693)	399,817
Inventories	(10,197)	313,940
Prepaid expenses and other current assets	(7,460)	13,279
Other Assets	--	(85,983)
Accounts payable	387,371	(395,156)
Accrued expenses and other current liabilities	(40,872)	23,172

TOTAL ADJUSTMENTS	101,020	610,645

NET CASH USED IN
OPERATING ACTIVITIES	(332,433)	(172,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(179,195)	(60,668)
Proceeds from sale of property and equipment	256,460	--

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	$77,265	$(60,668)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	For the Nine Months
	Ended September 30
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	$319,369	$83,184
Net (repayment) borrowings of notes payable	(47,236)	159,796
Payments on capital lease obligations	(12,452)	(11,479)
Net Proceeds from sale of preferred stock	150,000	--

NET CASH PROVIDED BY
FINANCING ACTIVITIES	409,681	231,501

NET INCREASE (DECREASE) IN CASH	154,513	(1,584)

CASH - Beginning	4,121	3,914

CASH - Ending	$158,634	$2,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Interest	$142,323	$142,976
Taxes	$--	$--

Non-cash investing and financing activities:

Dividends on redeemable convertible
preferred stock	$156,789	$--

Preferred stock accretion	$341,527	$--

Retirement of Treasury Stock	$750,000	$--

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

NOTE 2 - Liquidity and Financial Condition

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit for which borrowings are based on a portion of eligible accounts receivable and inventory.  On September 30, 2010, the Company had a line of credit with Shorebank Pacific (“Shorebank”) which expired on October 1, 2010 (the “Shorebank Facility”).  As described below in Note 2, the Company entered into a new line of credit with Anchor Mutual Savings Bank (“Anchor Bank”) on November 9, 2010, which will expire on October 15, 2011.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 - Liquidity and Financial Condition, continued

The Shorebank Facility consisted of a line of credit that, as a result of various change in terms agreements, was as of September 30, 2010, in the amount of $700,000 with an interest rate of 10.5%.  The advances under the Shorebank Facility were determined based on rate of 75% of eligible accounts receivable and 25% of eligible inventory.  The Shorebank Facility, which expired October 1, 2010, was secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding on the Shorebank Facility at September 30, 2010 and December 31, 2009 was $552,221 and $232,852, respectively.  On November 10, 2010, the balance of the Shorebank Facility was paid off using funds available under the Anchor Facility.  After September 30, 2010 and before November 10, 2010, the Company financed its working capital needs with cash flows from operations.

The Shorebank Facility contained certain restrictions and covenants under which the Company needed to maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, minimum working capital, earnings, and debt to net worth).  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the Shorebank Facility line of credit agreement, which constituted an event of default.  On November 30, 2009, the Company received a waiver of these defaults and entered into a forbearance agreement that extended the Shorebank Facility until February 28, 2010.  In connection with the extension of the Shorebank Facility until March 26, 2010, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

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

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations for the covenants included therein were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to net worth covenant on March 31, 2010.  On May 5, 2010, Shorebank issued a Notice of Default & Covenant Waiver Agreement notifying the Company that it was in default because it had violated the covenants and that Shorebank had elected to waive its remedies to these defaults (the “May Default”).  The Company was in compliance with the reset covenants for the months of May, 2010 through September, 2010.

The Anchor Facility, which was entered into on November 9, 2010, is in the amount of $1,000,000 with an initial interest rate of 7% and expires on October 15, 2011.  Under the Anchor Facility, borrowing at any point in time is limited to 75% of eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  The Anchor Facility is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.

The Company has traditionally financed capital equipment with term loans and from working capital.  On November 18, 2008, Anchor Bank granted the Company a construction loan for $1,819,000 for the purpose of plant expansion (the “Anchor Loan”).  The Anchor Loan was funded as expenditures were made for the expansion.  As of September 30, 2010, the Company had borrowed $736,601 under the Anchor Loan facility to acquire some of the equipment required for the plant expansion and other capital projects.  Because expected product demand has not materialized in 2010, the expansion project has been postponed until additional demand is developed.  On October 1, 2010 the loan was closed to additional borrowing and regular monthly amortization payments began on November 1, 2010.  Pursuant to a Change of Terms Agreement dated June 30, 2010, which extended to conversion date for the Anchor Loan from July 15, 2010, to October 1, 2010, the Anchor Loan, was converted to a term loan on October 1, 2010.

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

Based on the Company’s progress in the execution of its business plan as well as obtaining the new Anchor Facility, the Company believes cash balances on hand, borrowings under the line of credit agreement, and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  In March 2010, the Company began taking certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

NOTE 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impairment of Long-Lived Assets
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any long lived asset impairment charges in the nine months ended September 30, 2010.

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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of September 30, 2010, we had no deposits in excess of federally insured limits.  The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share
Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three months ended September 30, 2010 and 2009 excludes potentially dilutive securities, including outstanding warrants of 8,232,182 and convertible preferred stock of 16,359,300 (equivalent common shares as of September 30, 2010) because their inclusion would be anti-dilutive.

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

NOTE 4 - Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Trade receivables	$1,027,814	$885,146
Allowance for doubtful accounts	(16,170)	(102,195)

Accounts Receivable	$1,011,644	$782,951

The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 5 - Inventories

Inventories consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$968,207	$988,580
Finished goods	775,443	744,873

	$1,743,650	$1,733,453

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Manufacturing equipment	$4,438,546	$4,259,752
Furniture and fixtures	95,450	95,050
Mobile equipment	306,606	984,073
	4,840,602	5,338,875
Less: accumulated depreciation and amortization	(3,005,247)	(3,289,912)

	$1,835,355	$2,048,963

Property and equipment, at September 30, 2010 and December 31, 2009, includes $80,450 of assets acquired under capital lease obligations.  Depreciation and amortization expense for the three months ended September 30, 2010 and 2009 amounted to $60,460 and $94,026, respectively, and $207,189 and $289,642 for the nine months ended September 30, 2010 and 2009 respectively.

NOTE 7 - Intangible Assets

Below is a summary of intangible assets at September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)			December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Trade name
(10 year life)	$270,000	$(76,500)	$193,500	$270,000	$(56,250)	$213,750

Total amortization expense was $6,750 and $6,750 for the three months ended September 30, 2010 and 2009, respectively, and $20,250 and $20,250 for the nine months ended September 30, 2010 and 2009 respectively.

NOTE 8 - Line of Credit

The Shorebank Facility, which as a result of various changes in terms agreements, was as of September 30, 2010, in the amount of $700,000 with an interest rate of 10.5%.  The Shorebank Facility expired on October 1, 2010.  The Shorebank Facility was to expire on February 28, 2010, but was extended until March 26, 2010.  In connection with the extension to March 26, 2010, the Shorebank Facility was reduced from $1,500,000 to $900,000 and the interest rate was increased from 9.5% to 16.5%.  On March 26, 2010, Shorebank extended the expiration date of the Shorebank Facility to April 30, 2010 and decreased the interest rate to 10.5%.  On April 30, 2010 the Shorebank Facility was further extended to May 14, 2010 with the same terms and conditions.  On May 14, 2010 the Shorebank Facility was further extended to August 1, 2010, with the same terms and conditions, except the covenants were reset.  On August 1, 2010 the Shorebank Facility was further extended to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000.  The Shorebank Facility is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding at September 30, 2010 and December 31, 2009 was $522,221 and $232,852, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - Line of Credit - continued

The Shorebank Facility contained certain restrictions and covenants that have changed under the various change in terms agreements, which included minimum levels of working capital and net worth and minimum financial ratios such as current ratio, minimum working capital, earnings, and debt to net worth.  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the Shorebank Facility line of credit agreement, which constituted an event of default.  On November 30, 2009, the Company received a waiver of these defaults and entered into a forbearance agreement that extended the Shorebank Facility until February 28, 2010.  In connection with the extension of the Shorebank Facility until March 26, 2010, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations for the covenants included therein were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to net worth covenant on March 31, 2010.  On May 5, 2010, Shorebank issued a Notice of Default & Covenant Waiver Agreement notifying the Company that it was in default because it had violated the covenants and that Shorebank had elected to waive its remedies to these defaults (the “May Default”).  The May 14, 2010 Change in Terms Agreement included a reset of the covenants, elimination of the Cash Flow Coverage covenant, and the addition of an Earnings Covenant.  The Company was in compliance with the reset covenants for the months of May, 2010 through September, 2010.

Interest expense on the line of credit was $11,435 and $14,889 for the three months ended September 30, 2010 and 2009, respectively and $40,479 and $39,361 for the nine months ended September 30, 2010 and 2009 respectively.

NOTE 9 - Notes Payable-Shareholder

On December 23, 2009 the Company issued a promissory note (the “Collins Note”) in the amount of $375,000 in connection with the repurchase of shares of the Company from a former member of Paneltech LLC.  Prior to amendment on August 31, 2010, the Collins Note interest accrued at prime per annum (3.25% at December 31, 2009) and, prior to amendment on July 26, 2010, was due on or before July 31, 2010 with an outside maturity date of August 1, 2010.   On July 26, 2010, Collins and the Company amended the terms of the Collins Note to extend the due date to August 30, 2010 and the outside maturity date to August 31, 2010.  The Collins Note was again amended on September 16, 2010, at which time the terms of the Collins Note were amended to (a) extend the due date to December 31, 2011 and the outside maturity date to January 1, 2012; (b) change the interest rate to 7% effective as of July 1, 2010, require monthly minimum payments equal to the monthly interest starting in January, 2011; (c) grant Collins a security interest in the assets of the Company pursuant to a security agreement subordinate to existing bank loans or a new line of credit not exceeding $1,000,000; and (d) require principle repayments equal to $187,500 in the case of a funding or asset sale event of less than $1,500,000 or $375,000 in the case of a funding or asset sale event of $1,500,000 or greater.  The security agreement contemplated by the September 16, 2010, amendment was entered into on November 12, 2010.  Under the terms of the Collins Note, as amended, if the unpaid principal and accrued interest is not paid on or before December 31, 2011, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on January 1, 2012.  Prior to most recent amendment, if the unpaid principal and accrued interest was not paid on or before August 30, 2010, the outstanding principal and accrued interest would have been adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 31, 2010.

Interest expense on the Collins Note was $6,616 and $0 for the three months ended September 30, 2010 and 2009, respectively and $12,961 and $0 for the nine months ended September 30, 2010 and 2009 respectively.

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

	September 30, 2010 (Unaudited)	December 31, 2009
Due to shareholder	$450,961	$450,961

Less: current portion	(450,961)	(313,301)

Long-Term Portion	--	$137,660

Interest expense on the Member Notes was $13,529 and $0 for the three months ended September 30, 2010 and 2009, respectively and $28,095 and $0 for the nine months ended September 30, 2010 and 2009 respectively.

NOTE 11 - Long Term Debt

	September 30, 2010 (Unaudited)	December 31, 2009
Note payable, due in monthly installments of $20,545, including interest at prime (3.25% at September 30, 2010), plus 1.5%, through May 2015.	$988,584	$1,182,803

Note payable for capital improvements, due in monthly installments of $902, including interest at 7.50% and matures October 2010.	305	8,550

Note payable, due in monthly installments of $4,010, including interest at prime (3.25% at September 30, 2010), plus 1.25%, and is secured by equipment. Matures February 10, 2016.	180,971	222,372

Note payable, due in monthly installments of $1,237, including interest at 8.00%, secured by inventory, equipment, and accounts receivable. Matures February 2012.	18,092	28,973

Note payable due in monthly installments of $8,089 with an imputed interest rate of 9.00%. Matures September 2012.	177,061	235,690

Note payable – Equipment Loan, due in monthly installments of $11,258, including interest at 6.75% July 2017.	736,601	465,615

	2,101,614	2,144,003
Less: current portion	(403,306)	(330,829)

Long-Term Portion	$1,698,308	$1,813,174

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 - Long Term Debt, continued

Future maturities of Notes Payable are as follows:

For the Period Ending September 30,	Amount
2011	$403,306
2012	429,518
2013	355,432
2014	379,683
2015	293,213
Thereafter	240,462
Total	$2,101,614

Interest expense for long term debt for the three months ended September 30, 2010 and 2009 was $31,652 and $33,853, respectively, and $86,728 and $97,576 for the nine months ended September 30, 2010 and 2009 respectively.

Note Payable - Equipment Loan

The Company entered into a financing arrangement with Anchor Bank in November 2008 to borrow funds totaling $1,819,000 for the purpose of expanding plant capacity, which arrangement is referred to in this Quarterly Report on Form 10-Q as the Anchor Loan.  The Anchor Loan was funded as expenditures were made for the expansion.  As of September 30, 2010, the Company had borrowed $736,601 under the Anchor Loan facility to acquire some of the equipment required for the plant expansion and other capital projects.  The Anchor Loan is collateralized by a security interest in the new equipment purchased by this loan.  Because expected product demand has not materialized in 2010, the expansion project has been postponed until additional demand is developed.  On October 1, 2010 the loan was closed to additional borrowing and regular monthly amortization payments began on November 1, 2010.  Pursuant to a Change of Terms Agreement dated June 30, 2010, which extended to conversion date for the Anchor Loan from July 15, 2010 to October 1, 2010, the Anchor Loan, was converted to a term loan on October 1, 2010.  Prior to conversion, the Company paid interest only on the loan at the rate of 6.5%.  After conversion to term, the Anchor Loan interest rate is fixed at 6.75% for 81 months.  The Anchor Loan matures on July 15, 2017. The Company is required to pay $11,258 principle and interest per month over the next 81 months.  Interest paid for the three months ended September 30, 2010 and 2009 was $9,875 and $4,347, respectively and $26,590 and $16,330 for the nine months ended September 30, 2010 and 2009 respectively.  The balance outstanding at September 30, 2010 and December 31, 2009 was $736,601 and $465,615, respectively.

NOTE 12 - Capital Lease Obligations

On May 2, 2007, the Company entered into an equipment lease agreement with a leasing company for monthly installments of $1,628, with an annual interest rate of 8.77% secured by the related equipment.  The lease matures May 2012.

Future minimum lease payments under capital leases are as follows:

For the Periods Ending September 30,	Amount
2011	$19,534
2012	11,394
Total minimum lease payments	30,928
Less amount representing interest	(2,014)

Present value of minimum lease payments	$28,914

NOTE 13 - Redeemable Preferred Stock

Series A Convertible Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,453,100 shares have been designated Series A Convertible Preferred Stock ( “Series A Preferred Stock”).

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 – Redeemable Preferred Stock, continued

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

As the Company did not have any preferred stock issued and outstanding prior to closing on the Offering, the Series A Preferred Stock is the Company’s most senior equity security.  As of September 30, 2010, there were 3,271,860 shares of Series A Preferred Stock issued and outstanding.

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

The Series A Preferred Stock is also subject to certain anti-dilution adjustments and carries first refusal rights.  The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met the conversion price for the Series A Preferred Stock is reset.  Under this reset adjustment, if the Company fails to achieve or is otherwise unable to report either or both of the minimum performance thresholds set for forth in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock for fiscal years 2010 and 2011, which are also set forth below, then the then applicable conversion price will reset lower by the percentage difference by which the Company’s earnings before interest, taxes, depreciation and non-cash expense related to financings (“Earnings”) are below the applicable performance threshold.  The performance thresholds for fiscal years 2010 and 2011 are:

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

The holders of the Series A Preferred stock are (i) entitled to vote, separately as a class (with no other stockholders voting) to approve all matters that affect the rights, value, or ranking of the Series A Preferred Stock, and, (ii) subject to the limitations set forth in the Certificate of Designations (including a 4.99%  and 9.99% beneficial ownership limitation that limits conversion and voting rights), cast such number of votes in respect of such shares of Series A Preferred Stock as will equal the largest whole number of shares of Common Stock into which such shares of Series A Preferred Stock are then convertible pursuant to the Certificate of Designations, all matters on which holders of Common Stock are entitled to vote, voting together as one class with, and in the same manner and with the same effect as, such holders of Common Stock.  The Company recorded accretion of $125,281 for the three months ended September 30, 2010 and $341,527 for the nine months ended September 30, 2010.

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

Treasury Shares
Following consummation of the Merger, the Company bought back 13,772,550 common stock shares held by a former member of Paneltech LLC with the combination of $375,000 cash and a note payable for $375,000 for a total of $750,000.  These shares were cancelled during the three months ended March 31, 2010.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 - Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010
	Total Carrying Value at September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$164,644	$--	$--	$164,644

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2010 (unaudited)	December 31, 2009
Beginning Balance	$(99,974)	$--

Net unrealized gain/loss on derivative financial Instruments	--	--
New derivative liabilities issued	(64,670)	(99,974)

Ending Balance	$(164,644)	$(99,974)

NOTE 17 - Related-Party Transactions

In October 2009, the Company entered into a consulting arrangement with a stockholder of the Company to generate national and international sales.  The arrangement, which originally provided for monthly compensation of $16,666, was revised on April 1, 2010, providing monthly compensation of $5,000 and expenses, plus commission calculated on a percentage of direct margin earned.  On September 1, 2010, the arrangement was revised providing monthly compensation of $1,250 and expenses, plus commission calculated on a percentage of direct margin earned.  The agreement extends from month to month. The Company recorded expense in the amount of $35,508 and $0, for the three months ended September 30, 2010 and 2009, respectively and $159,151 and $0 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses in the consolidated statements of operations.

NOTE 18 – Income Taxes

Due to accumulated losses since the Merger on December 23, 2009, no income tax expense has been accrued to date including for the three months ended September 30, 2010.  Company has not recorded an income tax benefit because of uncertainty as to the Company’s ability to use the tax benefit in the future.

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

The Company has also recently settled various environmental claims with the U.S. Environmental Protection Agency (the “EPA”) and other governmental agencies.  In 2005, the Company accidentally released phenol into the ground at one of its facilities.  The cleanup of this phenol spill was completed in 2006 and the last test well was closed on October 8, 2010.  There were no material costs incurred or expected to be incurred in connection with this matter.

Operating Leases
The Company leases certain buildings and equipment under long-term leases.  The Company's leases include month-to-month operating leases, as well as leases which expire at various intervals over the next five years.

During the three months ended September 30, 2010 and 2009, rental expenses under long-term lease obligations were $187,285 and $213,200 respectively.  During the nine months ended September 30, 2010 and 2009, rental expenses under long-term lease obligations were $611,084 and $864,059 respectively.  Future obligations over the terms of the Company's long-term leases as of September 30, 2010 are as follows:

For the Periods Ending September 30,	Facility	Equipment	Total
2011	$198,334	$386,617	$584,951
2012	82,637	282,730	365,367
2013	76,380	5,324	81,704
2014	76,380	0	76,380
2015	38,190	0	38,190

Total	$471,921	$674,671	$1,146,592

Leasing Activities
The Company leases railcars to customers under operating leases.  These leases expire over the next three years.  Currently, there are 111 log cars on lease, with rents ranging between $460 to $525 per car per month.  Equipment under operating leases was $75,382 and $498,110 at September 30, 2010 and December 31, 2009, respectively, and is included in property and equipment in the accompanying consolidated balance sheet.  Accumulated depreciation on equipment operating leases was $58,019 and $299,114 at September 30, 2010 and December 31, 2009, respectively.

Rent income received for the three months September 30, 2010 and 2009 was $163,635 and $237,958, respectively.  Rent income received for the nine months ended September 30, 2010 and 2009 was $488,501 and $911,092, respectively.  Minimum future rental income is as follows:

For the Periods Ending September 30,	Amount
2011	633,000
2012	592,050

Total	$1,225,050

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 19 - Commitments, continued

Concentration
During the three months ended September 30, 2010, the Company had sales to one customer in the amount of $221,074 at 10.48% of total sales.  During the nine months ended September 30, 2010, the Company had sales to one customer in the amount of $634,649 at 9.83% of total sales.  As of September 30, 2010, accounts receivable from the customer were $145,714.

During the three months ended September 30, 2009, the Company had sales to one customer in the amount of $273,782 at 11.70% of total sales.  As of September 30, 2009, accounts receivable from the customer was $266,566.  During the nine months ended September 30, 2009, the Company had sales to one customer in the amount of $1,495,225 at 21.42% of total sales.  As of  September 30, 2009, accounts receivable from the customer was $328,009.

NOTE 20 - Subsequent Events

On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, in the amount of $1,000,000 with an initial interest rate of 7%.  This line of credit, which expires on October 15, 2011, is referred to in this Quarterly Report on Form 10-Q as the “Anchor Facility.”  The Anchor Facility is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.  Borrowing at any point in time is limited to 75% of the Company’s eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.

On November 10, 2010, the balance of the Shorebank Facility was paid off using funds made available under the Anchor Facility.

On November 12, 2010, the Company and Collins entered into the security agreement contemplated by the September 16, 2010 amendment to the Collins Note.

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

New Line of Credit

On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, in the amount of $1,000,000 with an initial interest rate of 7% (the Anchor Facility).  The Anchor Facility, which expires on October 15, 2011, is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, certain officers of the Company.  Borrowing at any point in time is limited to 75% of the Company’s eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  On November 10, 2010, the balance of the Shorebank Facility was paid off using funds made available under the Anchor Facility.

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

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues for the three months ended September 30, 2010 were $2,108,837, representing a decrease of $231,000, or 10%, compared to the same period in 2009.  Fortrex sales for the three months ended September 30, 2010 were $231,019 compared to sales of $240,905 for sales for 2009, representing a decline of $10,000, or 4%, from the comparable period in 2009.  Paperstone revenue declined to $766,939 in three months ended September 30, 2010 from $1,023,935 for 2009, representing a decline of 25% from the comparable period in 2009.  While the Company filled orders for new cutting board products, domestic demand for PaperStone surfaces was very sluggish related to low U.S. housing demand and foreign demand suffering from unfavorable exchange rates, which increased the cost of PaperStone in Europe during the three months ended 2010.  Revenue from the Overlays unit grew to $869,792 for the three months ended September 30, 2010 compared to revenue of $837,150 for 2009, representing an increase of $33,000, or 4%, from the comparable period in 2009.  The Company increased its share of the market in 2010 through the addition of a sales agent who increased the amount of assistance provided to customers in their use of the Company’s products and the addition of more competitive products.

Gross profit decreased to $569,866 for the three months ended September 30, 2010 from $592,498 for the same period in 2009, representing a decline of $23,000, or 4%.  The decrease was due to lower sales for the three months offset in part by increased labor efficiency and raw material costs for the three months ended September 30, 2010.  Gross profit percent for the three months ended September 30, 2010 was 27% and for the comparable period in 2009 was 25%.

Operating expenses for the three months ended September 30, 2010 decreased by $250,000, or 34%, to $493,538, compared to $743,243 for the same period in 2009.  Wages and salaries were lower for the three months ended September 30, 2010 by $119,000 than the comparable period in 2009 due to salary reductions and reduced headcount.  Product development cost was lower for the three months ended September 30, 2010 by $62,000 than the comparable period in 2009 due to the reduction of Fortrex product development because of the need to reduce expenses.  Accounting expense was lower for the three months ended September 30, 2010 by $58,000 than the comparable period in 2009 because the prior two year audit was performed in 2009 to qualify for the 2009 merger.  Depreciation expense were lower for the three months ended September 30, 2010 by $33,000 than the comparable period in 2009 due to ten year life assets which were added in 2000 becoming fully depreciated in 2010 and due to the sale of the railcars and related assets earlier in 2010.

As of September 30, 2010, the Company’s line of credit maximum limit under the Shorebank Facility (defined below) was $700,000 and was further limited to the eligible accounts receivable and inventory.  As of September 30, 2010, the amount available to the Company, over the amount borrowed, was $147,779.

The accounts receivable balance was $1,011,644 on September 30, 2010 and $782,951 on December 31, 2009.

During the three months ended September 30, 2010, the Company had sales to one customer in the amount of $221,074 at 10.48% of total sales.  As of September 30, 2010, accounts receivable from the customer were $145,714.  The sales for the third largest customer for the three months ended September 30, 2010 were $173,530.  On September 13, 2010, the Company entered into a payment plan for $156,892 with this customer as a result of unpaid past due invoices.  Since entering into this agreement, the customer has reduced the amount due on past due invoices to $141,892 as of September 30, 2010. As of September 30, 2010, current and past due amounts from the customer amounted to $235,762.

The inventory balance was $1,743,650 on September 30, 2010 and $1,733,453 on December 31, 2009.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues for the nine months ended September 30, 2010 were $6,458,034, representing a decline of $522,000, or 7%, compared to the same period in 2009.  Fortrex sales for the nine months ended September 30, 2010 were $352,586 compared to sales of $1,494,537 for the nine months ended September 30, 2009, representing a decline of $1,142,000, or 76%, from the comparable period in 2009.  This decline was primarily due to the fact that in early 2009, the Company was finishing a large Fortrex contract and has since received only smaller contracts.  Paperstone revenue grew to $2,685,452 in the nine months ended September 30, 2010 from $2,674,865 for 2009, representing growth of $11,000, or .4%, from the comparable period in 2009.  The Company benefited from an increase in orders in the second quarter of 2010 as economic activity increased to some extent, partially due to stimulus programs.  Revenue from the Overlays unit grew to $2,804,181 for the nine months ended September 30, 2010 compared to revenue of $1,791,407 for 2009, representing an increase of $1,013,000, or 57%, from the comparable period in 2009.  This increase in Overlays revenue was due to the introduction of new products, the addition of an experienced customer service and sales agent who has established new customers, and a surge of orders in the second quarter of 2010 related to the national stimulus.

Gross profit improved to $1,618,632 for the nine months ended September 30, 2010 from $1,562,949 for the same period in 2009, representing an increase of $56,000, or 4%.  The improvement was due to improved labor efficiency and lower raw material costs.  Gross profit percent for the nine months ended September 30, 2010 was 25% and for the comparable period in 2009 was 22%.

Operating expenses for the nine months ended September 30, 2010 decreased by $108,000, or 5%, to $2,095,418, compared to $2,203,584 for the same period in 2009.  Legal, consulting, and accounting fees relating to the Merger including SEC reporting and filing obligations following the Merger, the 2009 Annual Report on Form 10-K (the “Annual Report”), and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, resulted in a $401,000 increase in expenses for the nine months ended September 30, 2010.  Wages and salaries were lower for the nine months ended September 30, 2010 by $286,000 than the comparable period in 2009 due to salary reductions.  Product development was lower for the nine months ended September 30, 2010 by $203,000 than the comparable period in 2009 due to the reduction of Fortrex product development because of reduced activity to reduce expenses.  Samples and travel expenses increased by $85,000 for the nine months ended September 30, 2010 over the comparable period in 2009 due to increased effort to improve sales.  Depreciation expense were lower for the nine months ended September 30, 2010 by $82,000 than the comparable period in 2009 due to ten year life assets which were added in 2000 becoming fully depreciated in 2010 and due to the sale of the railcars and related assets earlier in 2010.

Current Operating Plans and Trends

Although the Company achieved some improvement in operating results for the first nine months of 2010 when compared to the first nine months of 2009, the improvement was driven by reductions in operating expenses rather than from the sales increases that management expected.  A number of factors presented difficulties to realizing the Company’s business plans, including the falling Euro compared to the dollar during the first half of 2010, which increased Paperstone cost to Europe thereby reducing export sales; the lack of Fortrex opportunities coming from the defense industry; and the continued slump in new housing starts, which depressed demand for Paperstone countertops and Overlays.  The Company remains committed to increasing revenue from its Paperstone product line by improving the efficiency and lowering the costs of the supply chains and leverage alternative uses of Paperstone such as gourmet kitchen utensils and cutting boards.  The Company is also seeking to win contracts for its Fortrex product line by bidding on available opportunities and adding new customers that serve new ballistics market segments.

As noted in the Results of Operations, the Company has reduced its spending for product development and other overhead in order to conserve working capital.  The Company will be moving forward with new product development only for carefully considered projects the Company believes are low risk and are likely to offer better returns.

Liquidity and Capital Resources

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit for which borrowings are based on a portion of eligible accounts receivable and inventory.  On September 30, 2010, the Company had a line of credit with Shorebank which expired on October 1, 2010 (the Shorebank Facility).  On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, which expires on October 15, 2011 (the Anchor Facility).

The advances under the Shorebank Facility were determined based on rate of 75% of eligible accounts receivable and 25% of eligible inventory.  The Shorebank Facility was to expire on February 28, 2010, but was extended until March 26, 2010.  In connection with the extension to March 26, 2010, the Shorebank Facility was reduced from $1,500,000 to $900,000 and the interest rate was increased from 9.5% to 16.5%.  On March 26, 2010, Shorebank extended the expiration date of the Shorebank Facility to April 30, 2010 and decreased the interest rate to 10.5%.  On April 30, 2010 the Shorebank Facility was further extended to May 14, 2010 with the same terms and conditions.  On May 14, 2010 the Shorebank Facility was further extended to August 1, 2010 under the same terms and conditions, except the covenants were reset.  On August 1, 2010 the Shorebank Facility was further extended to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000.

The Shorebank Facility, which as a result of various change in terms agreements, was as of September 30, 2010, in the amount of $700,000 with an interest rate of 10.5%.  The Shorebank Facility was secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding on the Shorebank Facility at September 30, 2010 and December 31, 2009 was $552,221 and $232,852, respectively.  The Shorebank Facility expired October 1, 2010.  After the Company entered into the Anchor Facility on November 9, 2010, the balance of the Shorebank Facility was paid off on November 10, 2010, with funds made available under the Anchor Facility.  After September 30, 2010 and before November 10, 2010, the Company financed its working capital needs with cash flows from operations.

The Shorebank Facility contained certain restrictions and covenants under which the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, minimum working capital, earnings, and debt to net worth).  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the Shorebank Facility line of credit agreement, which constituted an event of default.  On November 30, 2009, the Company received a waiver of these defaults and entered into a forbearance agreement that extended the Shorebank Facility until February 28, 2010.  In connection with the extension of the Shorebank Facility until March 26, 2010, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

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

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations for the covenants included therein were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant and the debt to net worth covenant on March 31, 2010.  On May 5, 2010, Shorebank issued a Notice of Default & Covenant Waiver Agreement notifying the Company that it was in default because it had violated the covenants and that Shorebank had elected to waive its remedies to these defaults (the “May Default”).  The Company has been in compliance with the reset covenants as of September 30, 2010.

The Anchor Facility, entered into on November 9, 2010, is in the amount of $1,000,000 with an initial interest rate of 7%.  Borrowing at any point in time is limited to 75% of eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  The Anchor Facility is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.

The Company entered into a financing arrangement with Anchor Bank in November 2008 to borrow funds totaling $1,819,000 for the purpose of expanding plant capacity, which arrangement is referred to in this Quarterly Report on Form 10-Q as the Anchor Loan.  The Anchor Loan was funded as expenditures were made for the expansion.  As of September 30, 2010, the Company had borrowed $736,601 under the Anchor Loan facility to acquire some of the equipment required for the plant expansion and other capital projects.  The Anchor Loan is collateralized by a security interest in the new equipment purchased by this loan.  Because expected product demand has not materialized in 2010, the expansion project has been postponed until additional demand is developed.  On October 1, 2010 the loan was closed to additional borrowing and regular monthly amortization payments began on November 1, 2010.  Pursuant to a Change of Terms Agreement dated June 30, 2010, which extended to conversion date for the Anchor Loan from July 15, 2010 to October 1, 2010, the Anchor Loan, was converted to a term loan on October 1, 2010.  Prior to conversion, the Company paid interest only on the loan at the rate of 6.5%.  After conversion to term, the Anchor Loan interest rate is fixed at 6.75% for 81 months.  The Anchor Loan matures on July 15, 2017. The Company is required to pay $11,258 principle and interest per month over the next 81 months.  Interest paid for the three months ended September 30, 2010 and 2009 was $9,875 and $4,347, respectively and $26,590 and $16,330 for the nine months ended September 30, 2010 and 2009 respectively.  The balance outstanding at September 30, 2010 and December 31, 2009 was $736,601 and $465,615, respectively.

The Company also has the following additional loan agreements with Anchor Bank:

1.
Loan Agreement entered into on January 22, 2007, having an original principal balance of $61,000. As of September 30, 2010, the outstanding principal balance was $18,092.  Interest accrues at a rate of 8.0% per annum.

2.
Loan Agreement entered into on February 2, 2006, having an original principal balance of $320,000. As of September 30, 2010, the outstanding principal balance was $180,971.  Interest accrues at a rate per annum of 1.25% above the prime rate.

3.
Loan Agreement entered into on October 4, 2005, having an original principal balance of $45,000.  As of September 30, 2010, the outstanding principal balance was $305.  Interest accrues at a rate of 7.5% per annum.

4.
Loan Agreement entered into on April 22, 2005, having an original principal balance of $1,750,000. As of September 30, 2010, the outstanding principal balance was $988,584.  Interest accrues at a rate per annum of 1.5% above the prime rate.

On March 24, 2010, Paneltech Products entered into a Change in Terms Agreement (the “March 24 CIT Agreement”) with Anchor Bank in connection with the Anchor Note, which revised the wording of the Anchor Note reclassifying the Anchor Note a long term liability.  Prior to entering into the March 24 CIT Agreement, the original wording of the Anchor Note required that the Anchor Note be classified as a current liability.

On December 23, 2009 the Company issued the Collins Note in the amount of $375,000 to repurchase of shares of the Company from a former member of Paneltech LLC.  The Collins Note bears interest at prime per annum (3.25% at December 31, 2009) and was due on or before July 31, 2010.  On July 26, 2010, the Company and Collins amended the Collins Note to extend the due date on the Collins Note to August 30, 2010 and the outside maturity date to August 31, 2010.  The Collins Note was again amended on September 16, 2010, at which time the terms of the Collins Note were amended to (a) extend the due date to December 31, 2011 and the outside maturity date to January 1, 2012; (b) change the interest rate to 7% effective as of July 1, 2010, require monthly minimum payments equal to the monthly interest starting in January, 2011; (c) grant Collins a security interest in the assets of the Company pursuant to a security agreement subordinate to existing bank loans or a new line of credit not exceeding $1,000,000; and (d) require principle repayments equal to $187,500 in the case of a funding or asset sale event of less than $1,500,000 or $375,000 in the case of a funding or asset sale event of $1,500,000 or greater.  The security agreement contemplated by the September amendment was entered into on November 12, 2010.  Under the terms of the Collins Note, as amended, if the unpaid principal and accrued interest is not paid on or before December 31, 2011, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on January 1, 2012.  Prior to most recent amendment, if the unpaid principal and accrued interest was not paid on or before August 30, 2010, the outstanding principal and accrued interest would have been adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 31, 2010.

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

The L.D. Nott Company is an entity controlled by Leroy Nott, the Company’s President and CEO.  The SORB Management Corporation is an entity controlled by Scott Olmstead, the Company’s CFO and Secretary.  Ron Iff and Chris Wentworth are employees of the Company.  Andrew R.G. Wilson is currently engaged as a consultant for Paneltech Products.  Such promissory notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.  As of November 10, 2010, no payments have been made on the Member Notes as payments have been deferred until liquidity improves.

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

Based on the Company’s progress in the execution of its business plan as well as obtaining the new Anchor Facility, the Company believes cash balances on hand, borrowings under the line of credit agreement, and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  In March 2010, the Company began taking certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

Uncertainties

The Company has experienced slower than expected sales to date for 2010, which will likely continue through the end of 2010.  The Company is anticipating increases in Paperstone, Overlays, and Fortrex revenue in 2011. As there are no existing purchase commitments or other assurances regarding increases in Paperstone, Overlays, and Fortrex revenue, there is no certainty that the anticipated sales increases will occur.  The Company recently submitted a quote and sample materials for numerous projects but cannot be assured of being successful in obtaining the corresponding purchase orders.  If revenue does not increase over the three months ending September 30, 2010 levels, the Company may need to acquire additional funding and/or further reduce costs.

The Company is uncertain about the general direction of economic or political trends that may affect the Company’s growth plans.  The Company’s Overlays and Logistics business units are heavily dependent on construction trends.  Because the Company anticipates that construction trends will remain weak for the remainder of 2010, the sales for these units are unlikely to improve during 2010.  The Company’s Paperstone product is a specialty product that has many applications outside of construction.  As Paperstone has a very small market share of the solid surfaces market, the Company believes a successful marketing effort could lead to increased sales, even in a depressed economy.  Fortrex revenue can be impacted by military purchasing trends, which could be directed towards other armor solutions that the Company does not currently participate in or could be impacted by political trends, which are beyond the control of the Company.

Due to losses in 2009 and early 2010, the amount available under the Company’s Shorebank Facility was reduced to $700,000, the interest rate was increased and certain covenants were reset.  On October 1, 2010, the Shorebank Facility expired and was replaced by the $1,000,000 Anchor Facility on November 9, 2010.  If there is increased demand for Paperstone and Fortrex, the Company may require a larger line of credit than is currently available and the Company cannot be certain that Anchor will increase the amount available under the Anchor Facility or extend it beyond its current expiration date of October 15, 2011.

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

 Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 3 to the financial statements, included elsewhere in this Report on Form 10Q, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Impairment of Long-Lived Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in the three months ended September 30, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of September 30, 2010, we had no deposits in excess of federally insured limits.  The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three months ended September 30, 2010 and 2009 excludes potentially dilutive securities, including outstanding warrants of 8,232,182 and convertible preferred stock of 16,359,300 (equivalent common shares as of September 30, 2010) because their inclusion would be anti-dilutive.

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

Although we have taken steps to remedy some of these issues with our disclosure controls and procedures, we still have additional work to do to bring our disclosure controls and procedures up to public-company standards so as to allow management to report on our disclosure controls and procedures.  As discussed below, because the Merger occurred in the fourth quarter of 2009 and because Paneltech LLC was a small privately-held company, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we are initiating the remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrade our financial reporting systems, and develop and document a formalized IT disaster recovery plan for the Company.

Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                      Legal Proceedings

The Company has also recently settled various environmental claims with the U.S. Environmental Protection Agency (the “EPA”) and other governmental agencies.  In 2005, the Company accidentally released phenol into the ground at one of its facilities.  The cleanup of this phenol spill was completed in 2006 and the last test well was closed on October 8, 2010.  There were no material costs incurred or expected to be incurred in connection with this matter.

Item 1A.                   Risk Factors

Not Applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

See discussion of defaults under the heading Liquidity and Capital Resources in Item 2 of this Quarterly Report.

Item 5.                      Other Information

On August 1, 2010, Paneltech Products entered into a Change in Terms Agreement with Shorebank that further extended the Shorebank Facility to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000.  This note expired on October 1, 2010.

On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, in the amount of $1,000,000 with an initial interest rate of 7% (the Anchor Facility).  The Anchor Facility, which expires on October 15, 2011, is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  Borrowing at any point in time is limited to 75% of the Company’s eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  On November 10, 2010, the balance of the Shorebank Facility was paid off using funds made available under the Anchor Facility.  On November 8, 2010, the holders of all issued and outstanding shares of the Series A Convertible Preferred Stock of the Company, acting by unanimous written consent without a meeting, adopted separate resolutions approving the Anchor Facility.

On November 12, 2010, the Company entered into a Security Agreement with Collins Timber Company LLC, pursuant to which the Company granted Collins Timber Company LLC a subordinated security interest in all personal property of the Company.

Item 6.                      Exhibits

See list of exhibits below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANELTECH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Leroy D. Nott
	Name:	Leroy D. Nott
	Title:	Chief Executive Officer
	Date:	November 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy D. Nott	Chief Executive Officer, President and Director	November 15, 2010
Leroy D. Nott	(Principal Executive Officer)

/s/ Scott D. Olmstead	Chief Financial Officer, Secretary and Director	November 15, 2010
Scott D. Olmstead	(Principal Financial Officer and Principal Accounting Officer)

Exhibits

Exhibit No.	Description

10.1*	Business Loan Agreement, dated November 9, 2010, between the Company and Anchor Mutual Savings Bank.
10.2*	Security Agreement, dated November 12, 2010, between the Company and Collins Timber Company LLC.
10.3
Amendment No. 2 to Non-Negotiable Promissory Note, dated September 16, 2010, between the Company and Collins Timber Company LLC.  Incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K, filed September 20, 2010.

10.4
Amendment No. 2 to Stock Repurchase Agreement, dated September 16, 2010, between the Company and Collins Timber Company LLC. Incorporated herein by reference to Exhibit 10.2 of Current Report on Form 8-K, filed September 20, 2010.

10.5	Change in Terms Agreement, dated August 1, 2010, between the Company and Shorebank. Incorporated herein by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q, filed August 13, 2010.
31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith.