Form 10-K
period 2010-12-31
Paneltech International Holdings, Inc.
filed 2011-04-15
CIK 1376502

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________

FORM 10-K

__________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
Common Stock, $0.0001 par value(1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

For the purpose of calculating the aggregate market value of the Registrant's Common Stock held by non-affiliates, the Registrant has determined that under the circumstances it is reasonable to assume that the Registrant’s only affiliates include the Registrant's Directors, Named Executive Officers and Shareholders holding 10% of the Registrant’s Common Stock. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.  Based on this assumption, the aggregate market value of the Registrant's Common Stock held by non-affiliates was $561,876, based on 5,563,133 shares held by such non-affiliates and a price of $0.101 per share of Common Stock, the price at which the Registrant’s Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010.

As of March 15, 2011, the Registrant had 54,481,022 shares of common stock outstanding.

(1) A registration statement on Form 8-A was filed on February 19, 2010, registering shares of Common Stock, par value $0.0001 pursuant to Section 12(g) of the Exchange Act.  The registration statement became effective on April 20, 2010.

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

           As described in greater detail below, the Paneltech Business (defined below) consists primarily of the design and manufacture of solid surfaces, wood panel overlays and saturated media solutions.  As a vertically-integrated manufacturer of innovative “green” building materials, the Company now aims to develop economically feasible and environmentally-friendly manufacturing processes that allow the production of innovative products that are competitively affordable and globally accessible.  The Company’s internet address is www.paneltechintl.com.

Merger

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

Sale of Certain Logistics Assets

In March, May, and June, 2010, consistent with the Company’s strategy and plans to focus on its manufactured product lines, the Company sold its idle wood log carrying railcars and log loader for approximately $259,977.  These pieces of equipment have been idle since April 2009 following the downturn in the lumber market.  The Company’s continuing railcar leases will continue to provide 111 wood log carrying railcars to three customers until 2012.

           New Line of Credit

On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, in the amount of $1,000,000 with an initial interest rate of 7% (the “Anchor Line of Credit”).  The Anchor Line of Credit, which expires on November 15, 2011, is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.  Borrowing at any point in time is limited to 70% of the Company’s eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  On November 10, 2010, the balance of the pre-existing Shorebank Line of Credit was repaid using funds made available under the Anchor Line of Credit.

           Preferred Stock Conversion Rate

The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met the conversion price for the Series A Preferred Stock is reset.  Under this reset adjustment, if the Company fails to achieve or is otherwise unable to report either or both of the minimum performance thresholds set for forth in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock for fiscal years 2010 and 2011, which are also set forth below, then the then applicable conversion price will reset lower by the percentage difference by which the Company’s earnings before interest, taxes, depreciation and non-cash expense related to financings (“Earnings”) are below the applicable performance threshold.  The performance thresholds are $5,000,000 and $14,000,000 for fiscal years 2010 and 2011 respectively.

The actual earnings performance measure for 2010 was a loss of $727,756.  Since the difference between the actual performance and the threshold performance is greater than 100%, the calculation of the adjusted conversion price would be less than zero.  Delaware state law, which rules in regard to minimum stock values, limits the price of the common stock to no less than its par value.  At the conversion price equal to the stated par value of the Company’s common stock of $.0001, the holders of the Series A Preferred Stock may be entitled to receive additional shares in settlement.  At this conversion price ($.0001 per share), the 3,271,860 outstanding shares of Series A Preferred Stock are convertible into 17,995,230,000 shares of Company common stock. Such shares if required to be issued, may only be issued if the Company has sufficient number of shares authorized.

As of December 31, 2010 and 2009, the fair value of the embedded conversion option was determined to be demininus and given the significant rights, liquidation preference and dividend rights of the holders of the Preferred Stockholders on an unconverted basis.

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

Fortrex – The life protection “Prepreg” (pre-impregnated composite fibers) division of the Company engaged in the production and application of specialized phenolic resins for use in “ballistics” webs such as woven Kevlar and fiberglass fabrics and other life protection materials used as vehicle armor and facilities blast protection.

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

Demand Factors:

●	Market Driven
●	Subject to Building Cycles
●	Changes in Culture/Buying Habits
●	Development of new, value added uses
●	Used for countertops, cutting boards, knife handles, bookstore and cosmetic display cases, building design, USGBC LEED considerations

Fortrex

In 2007, the Company began treating “ballistics” webs (woven Kevlar and fiberglass fabrics) provided by customers with the Company’s proprietary resins and purchased phenolic resins.  The industry parlance for the provider of such services is “prepregger.”  Once these webs have been treated by the Company, the treated webs are returned to the customer where they are finished into ballistics panels for hard armor and facilities blast protection uses such as mine resistant and ambush protected (MRAP) military vehicles.  The Company differentiates itself in this industry by producing and utilizing its own PetroFree ballistics resins.  One of these ‘green’ resins, when used with high performance fiberglass, has demonstrated ballistics properties the Company believes are superior to the commercially available resins which are available to our competitors.

Demand Factors:

●	Derived from the military and facilities protection program demand
●	Driven by U.S. Government policy and domestic and global political events
●	Premium on supply chain integration and demand responsiveness

The Company’s access to opportunities in the Defense/Homeland Security sector has depended upon a relationship with a single Fortrex trading partner.  This trading partner accounted for 6% of the Company’s revenue as of December 31, 2010 and 21% of the Company’s revenue as of December 31, 2009.  Although the Company has developed relationships with prospective customers and made sales to new customers in 2010, there is no assurance that the Company will obtain continued orders from them.

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

Other products are produced and sold under this product category including HDO (high density overlay) for architectural concrete finishing and material for other uses including paint roller cores, musical instruments, and underlayment for laminated surfaces.

Logistics

Soon after Paneltech LLC’s inception, the Company acquired a small fleet of 150 rail cars suitable for transporting wood logs.  Over time, the fleet grew. Additional cars were acquired through purchases and leases.  During 2009 and 2010, this business contracted with the downturn in the U.S. housing market.  More recently, however, the Company has experienced resurgence in interest in this business and has started a new project in January 2011 to supply 90 log cars for 12 months to a new customer.

Market Overview

“Green” Countertop Market (PaperStone / RainStone / Stonkast)

PaperStone is currently distributed through a broad variety of marketing channels. Some traditional solid surface and engineered quartz distributors have added green countertops to their existing product lines and they distribute PaperStone through their kitchen and bath dealer and fabricator channels.  Some green building stores inventory panels purchased directly from the Company’s Hoquiam plant, exhibit PaperStone in their stores and connect their customers with store-affiliated fabricators.  PaperStone can easily be ‘worked’ with carbide-tipped woodworking tools so some channel partners cut full factory dimension panels down to sizes that are more easily handled by do-it-yourself customers.  In some cases, the end use customers’ final panel dimensions are sent directly to a fabricator and PaperStone panels are completely fabricated to the end use specifications and then shipped directly to the end use customer.   PaperStone is also distributed by green building material distributor specialists.  These distributors buy and warehouse full dimension PaperStone panels and distribute them to green retailers, kitchen and bath dealers, fabricators and OEMs

In 2011, the Company started distributing PaperStone products through the first of a new national network of fabricator/distributors.  This new market channel will supply kitchen, bath, and other application products using thinner panels with built up edges.  Utilizing these new fabrication techniques, these new fabricators can, for the first time, permit PaperStone to be installed cost competitively with the other major solid surface products.  Additional locations will be added as quickly as possible, but each new location will require investment in samples, inventory, and training.  The Company has engaged the services of a specialist to assist with this important new initiative.

       In late 2010, the Company began working with a distributor to distribute PaperStone products directly to consumers via internet sales. “Greencountertopsdirect.com” is the storefront for this new channel. This e-commerce application began generating sales in 2011.

The Company is also developing new market channels for specialty applications such as commercial food service, educational furniture, and restroom partitions.

 “Prepreg” / Ballistics (Fortrex)

 The Company had limited ballistics ‘prepregging’ experience prior to 2008 when the Company’s first ballistics customer grew rapidly to serve the surge in Iraq hard armor requirements and the Company’s ballistics sales volumes grew accordingly.  In late 2008, the Company hired a Senior VP of Strategic Development and attempted to capitalize on the superior ballistics performance attributes of the Company’s ballistics resin and to diversify its ballistics customer and product base.  In 2009 and 2010, the Company had difficulty growing this product line due to changes in the military leadership, changes in hard armor demand from Iraq to Afghanistan, and the adoption of new armor systems in which the Company did not participate.  During 2010, the Company took steps to better capitalize on its resin performance advantages and to enhance the Company’s prepreg value proposition, which resulted in the Company qualifying several new products with new customers and gaining access to possible new ballistics markets.

Overlays

The 2009 construction market and, by extension, the demand for construction materials such as overlaid plywood, was the worst that many construction products manufacturers have ever experienced.  While there was some recovery of the building sectors of the economy during 2010, the Company improved its performance in this segment with the addition of an experienced and respected sales agent.  While the Company has a portfolio of high quality overlay products, the market remains dominated by a much larger competitor.

Research and Development

Spending for research and development was approximately $40,092 in 2010 and $286,932 in 2009.  The research and development activities were predominately focused on Fortrex product qualifications in 2010 and additionally RainStone coatings in 2009.

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

Operating and maintenance costs associated with environmental compliance and management of our production facilities are a normal, recurring part of the Company’s operations.  If more stringent environmental standards are imposed, contamination is discovered and/or clean-up or compliance costs are higher than estimated, it is reasonably possible that continued environmental compliance could have a material impact on results of Company operations, on the Company’s financial condition and Company cash flows.

Governmental Regulations

The Company is subject to federal, state and local laws and regulations in the areas of safety, health, and environmental protection. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures or competitive position. However, the effect of such compliance in the future cannot be predicted. The Company believes that it is in substantial compliance with applicable federal, state and local safety, health and environmental regulations.

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of recyclable paper products, man-made fibers, resins and resin components.  Most of these are purchased and available from a variety of sources, but these raw materials are commodities.  Commodity prices are often volatile and the Company is subject to the loss of key sources of supply.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2010 and does not anticipate procurement problems in 2011.

Competition

The Company believes that it now has only one remaining broadly capable overlay competitor but, while the Company possesses distinctive operational and financial competence in the overlay business, the Company’s competitor is much larger and has a larger product offering.  The Company’s PaperStone products compete against stone and petroleum-derived (acrylic and polyester) solid surfaces like DuPont’s Corian, stone/resin composites like Silestone, and other products, some of which are advertised as being made using recycled materials.

The Company believes that, as a vertically-integrated green composites producer, it does not have many direct competitors producing comparable products at this time.  There are three reasons for this.  First, the commercial applications and opportunities for green phenolic/cellulose composites are still being developed.  Unlike the acrylic-based, composite solid surfaces (e.g. Corian) and engineered quartz surfaces (e.g. Cambria), PaperStone has physical properties that are similar to very dense wood.  It is very strong and easily machined.  It has tremendous application versatility.  Second, efficient and effective distribution channels that capitalize upon these unique product attributes are only now being established.  Finally, there are interrelated technical difficulties that must be overcome to produce products derived from natural and recycled raw materials that are competitive with ours.

Unlike the green composites value chain, ballistics prepreg value chains have multiple competitors.  Paneltech is unique, however, in its ability to produce and incorporate into its ballistics production process its own, green, specialty phenolic ballistics resins.  These resins are not merely environmentally friendly, one of the Company’s resins imparts significant ballistics performance advantages.  There are many different products that are utilized for hard armor, including those which the Company can make, but also others, which the Company cannot make either because it doesn’t possess the technology or access to the technology or material is protected.

Growth Strategy

As noted elsewhere in this Annual Report on form 10-K, military spending in 2009 for most hard armor was interrupted by the change in administration following the 2008 elections and the new administration’s efforts to review and reach agreement on new defense policies and defense spending priorities.  In 2010, new projects were awarded that required significant volumes of hard armor and, while the Company was successful in obtaining a modest order, most of the projects were awarded to other companies using material and/or technology that was not readily available to the Company.  The Company anticipates several promising new opportunities in 2011, where the Company believes it has a competitive advantage in its unique resin technology and production capability.  If the Company is successful in securing business from some new large contracts (although, as the events of the past two years in the ballistics market demonstrate, there can be no assurances), this business may push the limits of the Company’s ballistics capacity by mid-2011.  Should this occur, the Company would need to acquire financing to complete the installation of an additional treater line, for which the Company has already acquired most of the necessary equipment.

The Company added a European Marketing Manager in late 2009 and replaced its PaperStone Marketing Manager in 2010.  As funds are available, the Company will commit more resources to PaperStone marketing.  In 2011, these efforts will primarily be directed to the development of the new national fabricator market channel and other new channel opportunities.  This process will take some time and, although the Company is anticipating at least modest growth in 2011 (there can be no assurance), it is not anticipated that additional PaperStone manufacturing equipment will be required in 2011,

Employees

As of March 15, 2011, the Company had 40 employees, including 13 executives/managers/office personnel and 27 manufacturing employees.  Our employees are not members of a labor union, and we are not a party to any collective bargaining agreement.  All employment is currently at the Company facilities in Hoquiam, Washington.  The Company is dependent on the services of certain key personnel, each of whom have signed a Non-Competition and Non-Disclosure Agreement (the “Non-Compete Agreement”).  Under the terms of such Non-Compete Agreements, the employee party to the agreement is subject to certain restrictive covenants regarding confidentiality and non-competition, and is prohibited from (a) divulging the Company’s confidential business information in any way to persons outside of the Company’s employ during or after such employee’s employment with the Company and (b) for a period of three years from the termination of such employee’s employment with the Company, from engaging in direct competition with the Company which relies solely on training received or information learned while at the Company that could not be obtained elsewhere.

On January 16, 2010, the Company’s technical director, Krishan Sudan, unexpectedly passed away.  The Company has since attracted the services of a highly-qualified resin chemist, on a contract basis, to assist the Company with its resin and resin-saturated media technical development.

The Company retains the services of three independent sales agents, one each for PaperStone, Overlays and Logistics.  The PaperStone sales agent serves international markets and is resident in Europe.  The other agents serve primarily western U.S. markets.

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

Risks Relating to the Company and Ownership of its Common Stock

The Company’s business has been adversely affected by reduced Fortrex sales and by the deteriorated economic condition of the housing, construction and home improvement markets.

In 2008 and 2009, the housing, residential construction and home improvement markets deteriorated dramatically and did not fully recover in 2010.  In addition, the anticipated EFP kit award (explosively formed projectile) and Paneltech's plans to help produce the M-ATV (MRAP All Terrain Vehicle) EFP kits in 2009 and 2010 for exterior protection for these vehicles never materialized.  In addition to products the Company produces for one continuing vehicle program, the Company has developed products for new customers and ballistics market segments.  As a result, the Company is no longer as dependent upon the final outcome of any one major hard armor program like M-ATV EFP kits.  The Company cannot predict when or if these hard armor and blast resistant panel awards will be made, the size of such awards, or if the Company will be a beneficiary of such awards.

As a result of the reductions in Fortrex sales and the general deterioration of housing and construction markets, the Company’s sales and the results of operations in 2009 and 2010 declined significantly compared to 2008.  This resulted in an operating loss for each of  2009 and 2010.  For the periods ended December 31, 2010 and 2009, net sales were $8,271,554 and $8,730,036 consecutively, compared to $17,405,486 for the comparable period in 2008.

During 2010, these operating losses violated the various covenants under the Company’s Business Loan Agreement with ShoreBank Pacific (“Shorebank”), which is discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which the Company addressed by entering into a "change in terms" and forbearance agreement with Shorebank.  During 2010, Anchor Savings Bank replaced Shorebank as the provider of the Company’s line of credit.

Beginning in March, 2010, the Company began taking cost cutting measures in response to these challenging market conditions.  These measures included salary and wage reductions and reductions in salaried personnel and contract service providers.  While many of these measures are still in force, in early 2011 the Company increased wage rates for key production personnel to stop resignations in favor of alternative employers.  There can be no assurance that additional cost cutting measures will not be required, or that such cost cutting measures, or those still in effect, will not negatively impact our future growth.

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

The Company’s working capital needs are financed in part by a credit facility which expires November 15, 2011 between Anchor Savings Bank and the Company.  During 2010 The Company needed to obtain waivers from Shorebank, the line of credit provider prior to Anchor, for covenant violations, or otherwise change the terms governing such credit facilities due to less than anticipated operating results.

On November 9, 2010, Anchor Savings Bank (Anchor) provided a new line of credit referred to in this Annual Report as the “Anchor Line of Credit”.  On November 10, 2010, the Company borrowed funds from the Anchor Line of Credit to pay off the balance owing on the line of credit previously provided by Shorebank referred to in this Annual Report as the “Shorebank Line of Credit”.  The Shorebank Line of Credit had expired on October 1, 2010.  During 2010, the Company had obtained various waivers and change in terms agreements from Shorebank that resulted from the Company not meeting earnings projections.

The Anchor Line of Credit is discretionary and Anchor is not obligated to make advances under the agreement.  There can be no assurances that funds will be available from the Anchor Line of Credit, or that the Anchor Line of Credit will be extended or renewed after November 15, 2011.  The failure to renew, replace, or extend the Anchor Line of Credit would have a material adverse effect on the Company’s financial position.

The Company has significant short-term debt obligations that mature in less than one year.  The Company’s inability to extend the maturities of, or to refinance, this debt could result in defaults, and in certain instances, foreclosures on our assets.  Moreover, the Company may be unable to obtain financing to fund ongoing operations and future growth.

The Company currently depends upon short-term bank loans and net revenues to meet short-term cash requirements.  As of March 15, 2011, total bank debt outstanding, including the Anchor Line of Credit and various term loans, was $2,460,419.  The bank loans carry maturity periods ranging from 8 months to 6 years.  The Anchor Line of Credit is guaranteed by Messrs. Nott and Olmstead.  The term loans are guaranteed by Messrs. Nott, Olmstead, and Iff.  Some of the loan guarantees by Mr. Iff are limited to his percentage ownership in the Company, while the guarantees by Mr. Nott and Mr. Olmstead are not subject to such a limitation.  Although the Company has renewed short-term borrowings in the past, there is no assurance that it will be able to renew these loans in the future as they mature.

If the Company is unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, it will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

Moreover, there is no assurance that the business will generate sufficient cash flow from operations to repay these borrowings.  Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt the Company’s ability to produce products for customers in the quantities required by customer orders, or deliver products in a timely fashion, which could significantly lower revenues and profitability.

The Company recently incurred a net loss and there can be no assurance that the Company will be profitable in the future.

The Company incurred a net loss of $1,034,087 for the year ended December 31, 2010.  There is no assurance that the current level of operating results will improve.  Company activities could require additional debt or equity financing.  Future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, customer preferences, product development and economic conditions.  These variables could have a material adverse effect on the Company’s business, financial condition, results of operations, and the market value of the Company’s common stock.

The Company’s failure to meet certain performance thresholds for the year ended December 31, 2010 resulted in a lower conversion price for the Series A Preferred, which would dilute the current holders of the Company’s Common Stock upon conversion of the Series A Preferred.

The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met the conversion price for the Series A Preferred Stock is reset.  Under this reset adjustment, if the Company fails to achieve or is otherwise unable to report either or both of the minimum performance thresholds set for forth in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock for fiscal years 2010 and 2011, which are also set forth below, then the then applicable conversion price will reset lower by the percentage difference by which the Company’s earnings before interest, taxes, depreciation and non-cash expense related to financings (“Earnings”) are below the applicable performance threshold.  The performance thresholds are $5,000,000 and $14,000,000 for fiscal years 2010 and 2011 respectively.

The actual earnings performance measure for 2010 was a loss of $727,756.  Since the difference between the actual performance and the threshold performance is greater than 100%, the calculation of the adjusted conversion price would be less than zero.  Delaware state law, which rules in regard to minimum stock values, limits the price of the common stock to no less than its par value.  At the conversion price equal to the stated par value of the Company’s common stock of $.0001, the holders of the Series A Preferred Stock may be entitled to receive additional shares in settlement.  At this conversion price ($.0001 per share), the 3,271,860 outstanding shares of Series A Preferred Stock are convertible into 17,995,230,000 shares of Company common stock. Such shares if required to be issued, may only be issued if the Company has sufficient number of shares authorized.

As of December 31, 2010 and 2009, the fair value of the embedded conversion option was determined to be demininus and given the significant rights, liquidation preference and dividend rights of the holders of the Preferred Stockholders on an unconverted basis.

The Company may not be able to timely repay the Collins Note, which may result in the imposition of a financial penalty on the Company.

In the event the outstanding principal amount of the Collins Note and accrued interest thereon are not paid in full on or before December 31, 2011, then the outstanding principal amount, including all interest accrued thereon through December 31, 2011, will be adjusted to cause the principal amount of the Note to equal $625,000 (less the aggregate principal amount previously paid, if any) and such adjusted principal amount will be due and payable on January 1, 2012.

The Company has significant short-term debt obligations owed to former Paneltech LLC members.

As a result of the Merger, the Company has significant liabilities in the form of promissory notes evidencing tax distributions owed to former members of Paneltech LLC, which are referred to in this Annual Report as the “Member Notes”.  The Member Notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.  If the Company pays the amounts owed under Member Notes, such payments may constrain the Company’s liquidity, reduce financing needed for investment in operations, and result in insufficient capital to undertake business plans.  Further, there can be no assurance that the Company will have sufficient cash flow to meet these liabilities and interest payments.  While the note holders have been providing forbearance on these notes, and may continue to provide forbearance, the noteholders have not given up their rights (either individually or collectively) to demand full or partial payment of the notes.

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

The Company did not close on the full amount ($3,000,000) of its 2010 offering (referred to herein as the “Offering”) of its shares of Series A Preferred Stock, par value $0.0001 (the “Series A Preferred Stock”) and Warrants with an exercise price of $0.12 per share (the “Warrants”) and instead, raised an aggregate of only $1.65 Million when it closed on January 22, 2010.  In a second offering of Series A Preferred Stock and Warrants (referred to herein as the “April Offering”), which closed on April 7, 2010, the Company was able to raise an additional $150,000.  As a result, the Company was not able to (a) repay, in a timely fashion, the full outstanding amount on a promissory note issued in connection with the Collins Repurchase and may be forced to pay related penalties, (b) repay the Member Notes and (c) fully implement its business plans.  Additionally, as the Company did not close on the full amount of the Offering, the Company may be forced to engage in additional financings in the future.  The Company’s ability to engage in additional financings in the future will be subject to the approval of the holders of a majority of the Series A Preferred Stock.  This approval must include that of the Lead Investor.  There is no assurance that additional offerings may be made, or if they are made, that they would successfully achieve the funding goals of the additional offering.

Additional equity offerings may dilute current stockholders.

As a result of acquisitions or additional capital raisings, the Company may issue additional securities or instruments that may be convertible into, or exercisable, or exchangeable for, or otherwise entitle the holder thereof to receive Common Stock.  The issuance of such additional securities will dilute the ownership of the Company’s then current stockholders.  The Company’s ability to engage in additional financings in the future will be subject to the approval of the holders of a majority of the Series A Preferred Stock, which approval must include the Lead Investor.

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

The Company’s executive officers, directors and affiliated persons beneficially own a substantial number of shares of the Company’s Common Stock and as a result they have significant influence over all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

●	elect or defeat the election of the Company’s directors;

●	amend or prevent amendment of the Company’s articles of incorporation or bylaws;

●	effect or prevent a merger, sale of assets, or other corporate transaction; and

●	control the outcome of any other matter submitted to the stockholders for vote.

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

 As a result of Paneltech LLC merging with and into the wholly owned subsidiary, Paneltech Products, it was necessary to integrate the Paneltech Business with and into the Company’s compliance and information reporting requirements under the Exchange Act and other federal securities laws, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes expenses to be higher than they would have been if Paneltech LLC had remained privately held and had not consummated the Merger.  In addition, substantial expenses may be incurred in connection with the preparation of the registration statement and related documents required under the terms of the Offering that require the Company to register the shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock and exercise of the Warrant Shares.

It has been time consuming, difficult and costly for the Company to develop, implement, and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  While recent changes in the Sarbanes-Oxley Act do not required the Company to obtain independent accountant certification regarding internal controls, the Company must still comply with the other requirements of the Sarbanes-Oxley Act.  The Company will need to maintain additional financial reporting, internal controls, and other finance personnel in order to maintain appropriate internal controls and reporting procedures.  If the Company were unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, it may preclude the Company from keeping its filings with the SEC current, and interfere with the ability of investors to trade the Company’s securities, and for the shares to continue to be quoted on the Pink Sheets or to list on any national securities exchange.

If the Company discovers deficiencies and weaknesses in existing systems and controls, the Company could be subject to regulatory enforcement and investors may lose confidence in the Company’s ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in Company’s stock price.

It was difficult to design and implement effective internal control over financial reporting for combined operations as the Company integrates the Paneltech Business it acquired as a result of the Merger and, perhaps, other acquired businesses in the future.  In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

If the Company fails to maintain an effective system of internal control, the Company may be unable to produce reliable financial reports or prevent fraud.  If the Company is unable to assert that its internal control over financial reporting is effective at any time in the future, the Company could be subject to regulatory enforcement and investors may lose confidence in the Company’s ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in the Company’s stock price.

The Company may not be able to attract the attention of major brokerage firms.

Securities analysts of major brokerage firms may not provide coverage of the Company because they may believe that there is a lack of public information about the Company, and because there is no incentive to brokerage firms to recommend the purchase of the Company’s Common Stock.  Without brokerage firm and analyst coverage, there may be fewer people aware of the Company and its  business, resulting in fewer potential buyers of the Company’s  securities, less liquidity, and depressed stock prices for the Company’s investors.  No assurance can be given that brokerage firms will, in the future, want to provide coverage of the Company or conduct any secondary offerings on behalf of the Company.

The Company’s stock price may be volatile.

The market price of the Company’s Common Stock, once it develops, is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

●	technological innovations or new products and services by the Company or its competitors;

●	intellectual property disputes;

●	additions or departures of key personnel;

●	sales of the Company’s Common Stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Offering);

●	the Company’s ability to execute its business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in the Company’s financial results.

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

As of March 15, 2011, the Company had 3,271,860 shares of Series A Preferred Stock outstanding, each of which is convertible pursuant to a conversion ratio, which, subject to the adjustment provision specified in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock, currently provides for the conversion of each share of Series A Preferred Stock into five thousand five hundred (5,500) shares of Common Stock.   In addition, the Company also has outstanding 7-year Warrants to purchase 8,232,182 shares of Common Stock of which 5,453,100 warrants have an adjusted exercise price December 31, 2010 of $0.0001 per share and 2,779,082 warrants have a price of $.12 per share.

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

The Company’s Common Stock has been very thinly traded over the last 12 months, which may prevent stockholders from being able to sell as many of their shares as they want at prevailing prices.

The Company’s Common Stock is quoted on the Pink Sheets under the symbol “PNLT”.  There were very few trades in the Company’s Common Stock shares during the year ended December 31, 2010.  If limited trading in the Common Stock continues, it may be difficult for investors to sell such shares, including those underlying the Series A Preferred Stock and the Warrants once eligible to be sold, in the public market at any given time at prevailing prices.  Also, the sale of a large block of Common Stock could depress the market price of the Common Stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

The Company cannot predict whether an active market for the Company’s Common Stock will develop in the future.  In the absence of an active trading market:

–	Investors may have difficulty buying and selling or obtaining market quotations;

–	Market visibility for the Company’s Common Stock may be limited; and

–	A lack of visibility for the Company’s Common Stock may have a depressive effect on the market price for the Company’s Common Stock.

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

Current PaperStone distributors may lack the business model, liquidity, and/or skills to meet this challenge or may otherwise be unwilling or unable to do so.  The Company has identified new, better suited distributors, but there can be no guarantee that such distributors will be able to increase sales volume in the future.  If the Company is unable to modify its sales channels to meet the needs of its strategic plan, the Company’s strategic plan may not succeed.

To bring RainStone to market as contemplated by the Company’s strategic plan, the Company will need to make weather-exposed RainStone surfaces more durable, develop new rainscreen product/market skills and forge new strategic relationships and there can be no assurance that the Company will achieve these goals.

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

The state of the housing, construction and home improvement markets, rising costs, a reduction in the availability of financing, weather and other conditions in North America could further adversely affect the Company’s costs of doing business, demand for its products and services, and its financial performance.

In 2008 and 2009, the housing, residential construction and home improvement markets deteriorated dramatically and more severely than was previously anticipated.  These markets did not recover in 2010.  The Company cannot predict the duration or ultimate severity of the current challenging conditions.  Other factors — including increasing unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, consumer confidence, weather, natural disasters and other factors beyond the Company’s control — could further adversely affect demand for its products and services and its financial performance.  These and other similar factors could increase the Company’s costs and cause its customers to delay purchasing or determine not to purchase home improvement products and services.

Increases in the prices paid for raw materials or labor costs may adversely affect profit margins.

In early 2011, raw material indicators such as oil prices increased significantly.  While the Company does not use oil products for raw materials, the prices of other raw materials may increase as well.  Additionally, the Company recently experienced a rise in labor costs which it has been able to offset by increased efficiency.  If the Company experiences significant increases in the prices it pays for raw materials or labor costs that are not offset by efficiency improvements, it may not be able to pass through such increases to its customers.  If the Company is able to pass through only a portion of such cost increases to its customers, profit margins on such products would be reduced.  While the company does not generally have fixed price contracts, those that it does have are especially susceptible to such profit margin reductions.

The Company is engaged in a highly competitive marketplace, which demands that producers continue to develop new products.  Its business will be adversely affected if it is not able to continue to develop new and competitive products.

The Company’s customers continually seek improvements in certain products that it manufactures and markets.  As a result, in order to meet its customers’ needs, the Company must continue to develop new products and innovations and enhancements to existing products.  Some of the Company’s competitors have significantly more capital than the Company and, as a result, the Company’s competitors may have the ability to devote more resources to research and development and to marketing of their products.  In order to remain competitive yet conservative with its capital, the Company must carefully weigh the return on investment and financial impact of all research and development activities.  For those activities that are undertaken, there is no assurance that it will be successful in its product improvement efforts in its competitive marketplace.

The Company faces continuous pricing pressure from its customers and its competitors.  This will affect the Company’s margins and therefore its profitability and cash flow unless it can efficiently manage its manufacturing costs and market its products based on superior quality.

The Company’s customers make purchase decisions, at least in part, based upon installed pricing, and the Company has not received some awards due to uncompetitive installed pricing.  Some of the Company’s competitors have much better established distribution networks and significantly greater financial resources and, as a result, the Company may not be able to withstand the adverse effect of discounted pricing and reduced margins in order to build or protect market share.  The Company seeks to compete based on product quality and the authenticity of its green products rather than just price, but it may not be successful in these efforts.  This could adversely affect the Company’s profitability, its liquidity, and its market share.

The Company’s business is dependent upon the economic condition of the housing, construction and home improvement market.

In 2008 and 2009, the housing, residential construction and home improvement markets deteriorated dramatically and more severely than was previously anticipated, and did not fully recover in 2010.  The Company cannot predict the duration or ultimate severity of the current challenging conditions.  As the Company’s customers operate within this industry, the economic state of this industry and the North American economy directly impacts the Company’s business, and increases the likelihood of uncollectible accounts receivable, and lengthens the cash collection cycle.  Moreover, deteriorated market conditions could contribute to order cancellations, delays in scheduled shipments, delays in customer acceptances, or delays in collection of accounts receivable.  This could materially adversely affect the Company’s operating results and cause such results to fall below its expectations and the expectations of its investors.  Delays in collection of accounts receivable could require the Company to increase its accounts receivable reserve, which would increase its operating expenses.  If the Company is unable to collect a receivable from a large customer or a large number of customers, its financial results will be negatively impacted.

If the Company fails to accurately project market demand for its products, its business expansion plans could be jeopardized and its financial condition and results of operations will suffer.

The Company plans to increase its manufacturing capacity when future demand grows enough to require such capacity. Because of current capital constraints, the Company’s decision of when to increase its production capacity will be based on near term known orders.  If unusually large orders suddenly develop that were not anticipated by the Company, there may be insufficient time for the Company to complete installation of the addition production capacity required to support such orders, which could result in the Company being unable to take or meet some orders.

The Company maintains inventories of raw materials and components, and its inventories may become obsolete.

The Company’s limited forecasting experience and processes and the nature of its target markets make forecasting its future sales and operating results difficult.  The Company’s expense levels are based, in part, on its expectations regarding future sales.  In addition, to enable it to promptly fill orders, the Company maintains inventories of raw materials, components and finished goods.  As a result, it has to commit to considerable costs in advance of anticipated sales.  Any significant shortfall of sales may result in the Company maintaining higher levels of inventories of raw materials, components and finished goods than it requires, thereby increasing its risk of inventory obsolescence and corresponding inventory write-downs and write-offs.  Changes in product specifications may result in inventory obsolescence and corresponding inventory write-downs and write-offs.  The Company cannot guarantee that such write-downs will be adequate to cover all losses resulting from inventory obsolescence.

Some of the raw materials used to manufacture the Company’s products are specialized products.

The Company does not have contracts with its suppliers and cannot be certain it will be able to obtain the materials needed for existing or increasing production.  In most cases there are alternative sources of suitable materials, but using them may require additional product development, modification of the Company’s product line, and/or different costs.

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

The Company is substantially dependent on the personal efforts and abilities of its key personnel.  Changes to its executive officers or the inability to retain its key personnel could delay the development and introduction of new products, harm its ability to sell its products, damage the image of its brands, and negatively impact its credibility with key customers.  The Company believes that retention of its key personnel is critical to executing its business strategy and its operations going forward and the failure to retain its key personnel may impact its financial condition and results of operations.

Recent turmoil in the credit markets and the financial services industry may negatively impact the Company’s business, results of operations, financial condition, or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company’s liquidity and financial condition if its ability to obtain credit from trade creditors were to be impaired.  In addition, the recent economic crisis could also adversely impact some of its customers’ ability to finance their purchases from the Company or its suppliers’ ability to provide the Company with product, either of which may negatively impact its business and results of operations.

Environmental issues could adversely affect the Company’s business.

The Company is subject to various federal, state and local laws and regulations governing the use, discharge, and disposal of hazardous material.  Compliance with current laws and regulations has not had, and is not expected to have a material adverse effect on its financial condition.  It is possible, however, that environmental issues may arise in the future that the Company cannot currently predict and which may have a material adverse effect on its business, financial condition, results of operations, and liquidity.

If the Company’s access to opportunities in the Defense/Homeland Security sector is cut off or restricted, its business will be adversely affected.

The Company’s access to opportunities in the Defense/Homeland Security sector has depended upon a relationship with a single Fortrex trading partner.  Such trading partner accounted for 6% of the Company’s revenue as of December 31, 2010 and 21% of the Company’s revenue as of December 31, 2009.  Although the Company has developed relationships with prospective customers and made sales to new customers in 2010, there is no assurance that the Company will obtain continued orders from them.

If the Company loses its principal trading partner, its access to the Defense/Homeland Security sector will be affected and if the other customers do not fill the vacancy, this could have an adverse effect on its business (particularly the Fortrex division), financial condition, results of operations, and liquidity.

Hard-armor manufacturers who use the Company’s Fortrex product are dependent on U.S. military business, and a decrease or delay in contract awards to such businesses or manufacturers by the U.S. military could have a material adverse effect on the Company.

The U.S. military funds its contracts in increments based on annual authorization and appropriation, as well as supplemental bills passed by Congress and approved by the President, which may not be enacted or may provide funding that is greater than or less than the amount of the contract.  Changes in the U.S. military’s budget, spending allocations, or the timing of such spending could adversely affect the Company’s ability to receive business from companies or manufacturers who are dependent on U.S. military contracts.  U.S. military contracts do not have a minimum purchase commitment, and the U.S. military generally has the right to cancel contracts unilaterally with limited notice.  A significant reduction or delay in U.S. military expenditures for ballistic-resistant products would have an adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Company’s ballistic materials products (Fortrex) are used in situations that are inherently risky.  Accordingly, the Company may face product liability and exposure to other claims for which it may not be able to obtain adequate insurance.

The Company is a key supply chain partner to a leading manufacturer of composite ballistic armor who manufactures products typically used in applications and situations that involve high levels of risk of personal injury.  Failure to use these products for their intended purposes, failure to use these products properly, malfunction of these products and, in some circumstances, even correct use of these products could result in serious bodily injury or death.  The Company cannot guarantee that its insurance coverage would be sufficient to cover the payment of any potential claim arising out of the use of its products.  Any substantial uninsured loss thus would have to be paid out of the Company’s assets as applicable, and may have a material adverse effect on its business, financial condition, results of operations, and liquidity.  In addition, the Company cannot guarantee that its current insurance or any other insurance coverage will continue to be available or, if available, that it will be obtainable at a reasonable cost.  Any material uninsured loss could have a material adverse effect on the Company’s business, financial condition, results of operations, and liquidity.  Any inability to participate in bids for government contracts as a result of insufficient insurance coverage would have a material adverse effect on the Company’s business, financial condition, results of operations, and liquidity.

The Company relies on certain vendors to supply it with materials and products that if it were unable to obtain could adversely affect its business.

The Company has relationships with key materials vendors, and relies on suppliers for vendor trade creditor financing for its purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from the Company’s major trading partners, the loss of any major trading partner, or the discontinuation of vendor financing may seriously harm its business because it may not be able to manufacture and sell its customers’ products on a timely basis, in sufficient quantities, or at all.  Other factors, including reduced access to credit by the Company’s vendors resulting from economic conditions, may impair its vendors’ ability to provide products in a timely manner or at competitive prices.  The Company also relies on other vendors for critical services such as transportation, supply chain, and professional services.  Any negative impacts to the Company’s business or liquidity could adversely impact its ability to establish or maintain these relationships.

The Company has lost the services of its key technical director, Krishan Sudan, who unexpectedly passed away in January 2010.

Krishan Sudan, a world renowned resin chemist, was the Company’s technical director from 2002 until he unexpectedly passed away in January 2010.  During his tenure with Paneltech, Mr. Sudan was the architect of the Company’s unique resins and led the Company’s efforts to build a new, versatile resin plant and R&D lab.  Mr. Sudan developed more than sixty specialty resin formulations that helped the Company establish unique competitive positions in the green chemistry and ballistics industries.  Although the Company has retained, on a contract basis, a qualified replacement for Mr. Sudan, who continues to produce the Company’s proprietary resins following well-documented recipes and processing conditions, solving technical problems in the future may be more difficult and may lead to production delays or product quality problems or delay new product development.

If technical production delays or quality problems arise in the future, Mr. Sudan’s replacement, or replacements, as the case may be, may be unable to solve them as effectively and efficiently as he did.  Such a situation could negatively impact customer relations and jeopardize the Company’s growth plans.

Item 1B.                    Unresolved Staff Comments

Not applicable.

Item 2.                      Properties

The Company’s headquarters is located at a leased facility in Port of Grays Harbor located in Hoquiam, Washington.  The lease for this facility ends August 31, 2016.  Two of the Company’s three production departments are located at the same facility in Grays Harbor.  The three production departments include:

1.
A Resin plant to manufacture resins for PaperStone, Fortrex and Overlays.  The Company initially purchased the phenolic resins that it required, but the Company has since built a resin development lab and a versatile phenolic resin manufacturing plant.

2.
A Treater to saturate webs for PaperStone, Fortrex and Overlays.  A second treater has been purchased, which the Company plans to install when product demand increases sufficiently to support the need for the installation.

3.	A Press and saw to manufacture PaperStone.

The Company leases a separate facility for the press and saw from the Port of Grays Harbor.  That lease expires on March 31, 2015.  Three separate storage facilities in Grays Harbor are also leased.  The lease for one of these facilities ended October 1, 2009 and is currently continuing on a month-to-month basis.  The leases for the remaining two facilities end April 5, 2012 and June 30, 2011.  The Company believes that its current facilities are adequate for its immediate and near-term needs and that the leases for these facilities will be renewed.  Additional space, such as the planned addition of an Eastern U.S. facility, will be required as the Company expands its activities.

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

The Company has also settled various environmental claims with the U.S. Environmental Protection Agency (the “EPA”) and other governmental agencies.  In 2005, the Company accidentally released phenol into the ground at one of its facilities.  The cleanup of this phenol spill was completed in 2006 and all test wells have been closed as of March 15, 2011.

The Company is a defendant in various contract disputes and legal actions arising out of the normal course of business.

Item 4.                      Reserved

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s Registration Statement, as filed with the SEC on Form S-1 on April 3, 2008, declared effective by the SEC on April 16, 2008.  On February 8, 2010 the symbol for our Common stock was changed from “CHBS” to “PNLT.”   Our Common Stock is quoted on the Pink Sheets, but trading in our Common Stock continues to be sporadic. During 2010, there were very few trades of the Company’s stock.

The table below sets forth the high and low closing bid quotations for the Common Stock from January 2, 2009 through December 31, 2010.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

2009	High	Low
First Quarter	$2.25	$1.05
Second Quarter	$1.05	$1.05
Third Quarter	$1.05	$1.05
Fourth Quarter	$0.56	$0.56

2010
First Quarter	$0.56	$0.10
Second Quarter	$0.25	$0.01
Third Quarter	$0.12	$0.10
Fourth Quarter	$0.15	$0.12

As of March 15, 2011, the Company has 54,481,022 shares of Common Stock issued and outstanding held by 49 stockholders of record; 3,271,860 shares of Series A Preferred Stock, par value $0.0001 issued and outstanding, held by 4 stockholders of record; 5,453,100 Warrants with an adjusted exercise price of $.0001 per share are issued and outstanding and held by 4 warrant holders of record, and 2,779,082 Warrants with an exercise price of $0.12 per share, are issued and outstanding and held by 3 warrant holders of record.  Each share of Series A Preferred Stock is convertible into Common Stock pursuant to a conversion ratio that is subject to adjustment, which, prior to December 31, 2010, each share of Series A Preferred Stock was convertible into 5 shares of Common Stock.  As a result of the adjustment provision described below, the conversion rate changed on December 31, 2010 so that each share of Series A Preferred Stock was convertible into 5,500 shares of Common Stock.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Preferred Stock Conversion Rate” for a full description of Series A Preferred Stock conversion price adjustments.

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

Compensation Plans

The Registrant does not have any equity compensation plans.

Recent Sales of Unregistered Securities

The Registrant has made unregistered sales of its securities during the fiscal year ended December 31, 2010.  Such sales were disclosed on our prior Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 6.                      Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of Paneltech International Holdings, Inc.  This discussion should be read in conjunction with the consolidated financial statements, notes, and tables, which are included elsewhere in this Annual Report.  This discussion includes forward-looking statements that involve risk and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

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

In connection with the Merger, the former members of Paneltech LLC exchanged their Paneltech LLC membership interests for Common Stock of the Registrant.  As a result of this exchange, the former Paneltech LLC members currently own approximately 88% of the Registrant’s outstanding Common Stock, before adjusting for any conversion or exercise of any Series A Preferred Stock or the Warrants into Common Stock of the Registrant.

Securities Purchase Agreements

Following consummation of the Merger, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with three investors and raised an aggregate of $1.65 Million in an offering of the Company’s Series A Preferred Stock and Warrants, referred to throughout this Annual Report as the “Offering”.  The Offering closed on January 22, 2010, and the sale of Series A Preferred Stock pursuant to the Securities Purchase Agreements closed on December 23, 2009 and December 30, 2009.  Under the conversion ratio at the closing of the Offering, each share of Series A Preferred Stock is convertible into five shares of Common Stock.  Each Warrant has an exercise price of $0.12 per share of Common Stock which is subject to adjustment.  The Warrants may be redeemed under certain circumstances.  Of the $1.65 million of proceeds raised, $375,000 was used to repurchase 13,772,550 of Common Stock held by Collins Timber Company LLC (“Collins”) (the “Collins Repurchase”), a former member of Paneltech LLC pursuant to a repurchase agreement dated December 23, 2009, as amended (the “Repurchase Agreement”).  In order to effect the Collins Repurchase, the Company also issued a promissory note, as amended (the “Collins Note”), in the amount of $375,000.  The Collins Note bears interest at the prime rate from time to time in effect as published in the Wall Street Journal.  Under certain circumstances set forth in the Collins Note, the principal amount of the Collins Note will be adjusted to equal $625,000, less the aggregate principal amount previously paid on the Collins Note.  Under the terms of the Repurchase Agreement, Collins is entitled to have a representative selected by Collins elected to and serving on the Company’s Board of Directors until the Collins Note is paid in full.

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

Sale of Certain Logistics Assets

In March, May, and June, 2010, consistent with the Company’s strategy and plans to focus on its manufactured product lines, the Company sold its idle wood log carrying railcars and log loader for approximately $259,977.  These pieces of equipment have been idle since April 2009 following the downturn in the lumber market.  The Company’s continuing railcar leases will continue to provide 111 wood log carrying railcars to three customers until 2012.

New Line of Credit

On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, in the amount of $1,000,000 with an initial interest rate of 7% (the Anchor Line of Credit).  The Anchor Line of Credit, which expires on November 15, 2011, is secured by accounts receivable, inventory, and equipment, and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.  Borrowing at any point in time is limited to 70% of the Company’s eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  On November 10, 2010, the balance of the pre-existing Shorebank Line of Credit was paid off using funds made available under the Anchor Line of Credit.

Preferred Stock Conversion Rate

The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met the conversion price for the Series A Preferred Stock is reset.  Under this reset adjustment, if the Company fails to achieve or is otherwise unable to report either or both of the minimum performance thresholds set for forth in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock for fiscal years 2010 and 2011, which are also set forth below, then the then applicable conversion price will reset lower by the percentage difference by which the Company’s earnings before interest, taxes, depreciation and non-cash expense related to financings (“Earnings”) are below the applicable performance threshold.  The performance thresholds are $5,000,000 and $14,000,000 for fiscal years 2010 and 2011 respectively.

The actual earnings performance measure for 2010 was a loss of $727,756.  Since the difference between the actual performance and the threshold performance is greater than 100%, the calculation of the adjusted conversion price would be less than zero.  Delaware state law, which rules in regard to minimum stock values, limits the price of the common stock to no less than its par value.  At the conversion price equal to the stated par value of the Company’s common stock of $.0001, the holders of the Series A Preferred Stock may be entitled to receive additional shares in settlement.  At this conversion price ($.0001 per share), the 3,271,860 outstanding shares of Series A Preferred Stock are convertible into 17,995,230,000 shares of Company common stock. Such shares if required to be issued, may only be issued if the Company has sufficient number of shares authorized.

As of December 31, 2010 and 2009, the fair value of the embedded conversion option was determined to be demininus and given the significant rights, liquidation preference and dividend rights of the holders of the Preferred Stockholders on an unconverted basis.

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

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009

Revenues for the year ended December 31, 2010 were $8,271,554, representing a decrease of $458,000, or 5%, compared to $8,730,036 for the year ended December 31, 2009.  Fortrex sales for the year ended December 31, 2010 were $532,323, representing a decrease of $1,283,000, or 71%, compared to $1,815,084 for the year ended December 31, 2009, because the large contracts received in 2008 carried over into early 2009 and there were no comparable contracts received or produced in 2010.  Overlay sales for the year ended December 31, 2010 were $3,619,168, representing an increase of $1,252,000, or 53%, compared to $2,367,359 for the year ended December 31, 2009, because of the addition of the Overlays sales agent in late 2009 and the second quarter of 2010 received a boost in sales due to the national stimulus program.  Logistics sales for the year ended December 31, 2010 were $781,382, representing a decreased by $463,000, or 37%, compared to $1,243,965 for the year ended December 31, 2009, because two railcar leases expired during 2009 that were not renewed because of weakness in the building products industry which is served by the Logistics function.

Gross profit fell to $1,881,399 for the year ended December 31, 2010, representing a decline of less than 1%, from $1,891,609 for the year ended December 31, 2009.  Gross profit percentage improved to 23% in 2010 from 22% in 2009.  The percentage improvement was due to the better gross profit for both PaperStone and Overlays, but offset by lower gross margin for Fortrex.

Operating expenses for the year ended December 31, 2010 decreased by $265,000, or 8%, to $2,959,608, compared to $3,224,774 for the same period in 2009.  Legal, consulting, and accounting fees relating to the Merger including SEC reporting and filing obligations following the Merger, resulted in a $229,000 increase in expenses for the twelve months ended December 31, 2010.  Wages and salaries were lower for the twelve months ended December 31, 2010 by $178,000 than the comparable period in 2009 due to salary and headcount reductions.  Product development was lower for the twelve months ended December 31, 2010 by $247,000 than the comparable period in 2009 due to the reduction of Fortrex product development because of reduced activity to reduce expenses.  Samples, travel, and other marketing expenses increased by $69,000 for the twelve months ended December 31, 2010 over the comparable period in 2009 due to increased effort to improve sales.  Depreciation expense was lower for the twelve months ended December 31, 2010 by $103,000 than the comparable period in 2009 due to ten year life assets which were added in 2000 becoming fully depreciated in 2010, and due to the sale of the railcars and related assets earlier in 2010.

As of December 31, 2010, the Company’s line of credit maximum limit under the Anchor Line of Credit was $1,000,000 and further limited to the eligible accounts receivable and inventory.  The amount available to the Company, over the amount borrowed, was $284,564.

The accounts receivable balance was $746,466 on December 31, 2010 and $782,951 on December 31, 2009.

During the year ended December 31, 2010, the Company had sales to one customer in the amount of $920,382 at 11.1% of total sales.  As of December 31, 2010, accounts receivable from the customer was $71,435.

The inventory balance was $1,623,016 on December 31, 2010 and $1,733,453 on December 31, 2009.

Current Operating Plans and Trends

The Company is seeking to increase revenue from its PaperStone product line in fiscal 2011 by expanding its PaperStone marketing effort overseas and by adding new, more promising distribution channels.  The Company is seeking to increase revenue from its Fortrex product line by adding new customers that serve new ballistics market segments, and by capitalizing upon the new Fortrex products, processes, and customers that were developed in 2009 and 2010.  The Company will seek to continue to grow Overlays in fiscal 2011 by leveraging its customer service advantages, increasing product diversification, and improving end user awareness of its products.

In 2009, military ballistic spending was disrupted by the change in administration following the 2008 elections and the new administration’s efforts to refocus attention from Iraq to Afghanistan.  In 2010, new projects were awarded that required significant volumes of hard armor and, while the Company was successful in obtaining a modest order, most of the material was produced by others using material and/or technology that was not available to the Company.  A new armor product has been developed by one of the Company’s customers that takes advantage of the Company’s unique production system and one of the Company’s proprietary resin systems.  This product is in the final stages of qualification (although there can be no assurances qualification will be achieved) for the MRAP retrofits which are slated to start mid-year.

The Company continues to receive small Fortrex monthly orders and there is increasing interest in the infrastructure protection panel market.  This is a large market and Paneltech’s PTR-037 resin has documented performance advantages in these applications, but certain of our competitors have process cost advantages.  If the Company is successful in obtaining large contracts (although there can be no assurances), this business may exceed the Company’s ballistics capacity by mid-2011.  Should this occur, the Company has the equipment required for an additional treater line but would need to acquire financing to complete its installation.

Liquidity and Capital Resources

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit for which borrowings are based on a portion of eligible accounts receivable and inventory.  Up until October 1, 2010, the Company had a line of credit with Shorebank which expired on October 1, 2010 (the “Shorebank Line of Credit”).  On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, which expires on November 15, 2011 (the “Anchor Line of Credit”).

The advances under the Shorebank Line of Credit were determined based on rate of 75% of eligible accounts receivable and 25% of eligible inventory.  The Shorebank Line of Credit was to expire on February 28, 2010, but was extended until March 26, 2010.  In connection with the extension to March 26, 2010, the Shorebank Line of Credit was reduced from $1,500,000 to $900,000 and the interest rate was increased from 9.5% to 16.5%.  On March 26, 2010, Shorebank extended the expiration date of the Shorebank Line of Credit to April 30, 2010 and decreased the interest rate to 10.5%.  On April 30, 2010 the Shorebank Line of Credit was further extended to May 14, 2010 with the same terms and conditions.  On May 14, 2010 the Shorebank Line of Credit was further extended to August 1, 2010 under the same terms and conditions, except the covenants were reset.  On August 1, 2010 the Shorebank Line of Credit was further extended to October 1, 2010 under the same terms and conditions, except the loan amount was reduced to $700,000.

The Shorebank Line of Credit was secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  The balance outstanding on the Shorebank Line of Credit at October 1, 2010 and December 31, 2009 was $552,221 and $232,852, respectively.  The Shorebank Line of Credit expired October 1, 2010.  After the Company entered into the Anchor Line of Credit on November 9, 2010, the balance of the Shorebank Line of Credit was paid off with funds made available under the Anchor Line of Credit.  After October 1, 2010 and before November 10, 2010, the Company financed its working capital needs with cash flows from operations.

The Shorebank Line of Credit contained certain restrictions and covenants under which the Company must maintain certain levels of working capital and net worth and maintain certain financial ratios (current ratio, minimum working capital, earnings, and debt to net worth).  At October 31, 2009, the Company was not in compliance with various covenants under the terms of the Shorebank Line of Credit line of credit agreement, which constituted an event of default.  On November 30, 2009, the Company received a waiver of these defaults and entered into a forbearance agreement that extended the Shorebank Line of Credit until February 28, 2010.  In connection with the extension of the Shorebank Line of Credit until March 26, 2010, Shorebank also entered into a forbearance agreement to waive the defaults and modified the terms of the various covenant requirements.

On March 3, 2010, the Company received a Notice of Default from Shorebank stating that Paneltech LLC (now Paneltech Products) did not satisfy the requirements of the Net Worth and Debt to Net Worth covenants required by the November 30 extension (the “March Default”).  On March 26, 2010, Shorebank and the Company entered into a Default and Forbearance Agreement, pursuant to which Shorebank (a) waived the Net Worth, Debt to Net Worth, and Debt Service Coverage covenant violations, and (b) a Change in Terms Agreement was entered into between Shorebank and  Paneltech Products (the “March 26 CIT Agreement”).  The March 26 CIT Agreement: (a) extended the maturity date of the line of credit until April 30, 2010, (b) reset certain covenants and (c) decreased the interest rate of the Shorebank Line of Credit from 16.5% to 10.5%.

The March 26 CIT Agreement included a reset of the covenants that were calculated by Shorebank based on a plan submitted by the Company.  After the March 26 CIT Agreement was signed and put into effect, it was noted that the calculations for the covenants included therein were in error.  This resulted in the Company violating the current ratio covenant, the working capital minimum covenant, and the debt to net worth covenant on March 31, 2010.  On May 5, 2010, Shorebank issued a Notice of Default & Covenant Waiver Agreement notifying the Company that it was in default because it had violated the covenants, and that Shorebank had elected to waive its remedies to these defaults (the “May Default”).

The Anchor Line of Credit, entered into on November 9, 2010, is in the amount of $1,000,000 with an initial interest rate of 7%.  Borrowing at any point in time is limited to 70% of eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  The Anchor Line of Credit is secured by accounts receivable, inventory, and equipment, and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company including Messrs. Nott and Olmstead.

The Company entered into a financing arrangement with Anchor Bank in November 2008 to borrow funds totaling $1,819,000 for the purpose of expanding plant capacity, which arrangement is referred to in this Annual Report on Form 10-K as the Anchor Equipment Loan.  The Anchor Equipment Loan was funded as expenditures were made for the expansion.  As of September 30, 2010, the Company had borrowed $736,601 under the Anchor Equipment Loan to acquire some of the equipment required for the plant expansion and other capital projects.  The Anchor Equipment Loan is collateralized by a security interest in the new equipment purchased by this loan.  Because expected product demand has not materialized in 2010, the expansion project has been postponed until additional demand is developed.  On October 1, 2010 the Anchor Equipment Loan was closed to additional borrowing and regular monthly amortization payments began on November 1, 2010.  Pursuant to a Change of Terms Agreement dated June 30, 2010, which extended the conversion date for the Anchor Equipment Loan from July 15, 2010 to October 1, 2010, the Anchor Equipment Loan, was converted to a term loan on October 1, 2010.  Prior to conversion, the Company paid interest only on the outstanding balance at the rate of 6.5%.  After conversion to term, the Anchor Equipment Loan interest rate is fixed at 6.75% for 81 months.  The Anchor Equipment Loan matures on July 15, 2017. The Company is required to pay $11,258 principle and interest per month over the 81 month period.

The Company has the following term loan agreements with Anchor Bank including the Anchor Equipment Loan described above:

1.
Loan Agreement entered into on January 22, 2007, having an original principal balance of $61,000. As of December 31, 2010, the outstanding principal balance was $14,716.  Interest accrues at a rate of 8.0% per annum.

2.
Loan Agreement entered into on February 2, 2006, having an original principal balance of $320,000. As of December 30, 2010, the outstanding principal balance was $170,911.  Interest accrues at a rate per annum of 1.25% above the prime rate.

3.
Anchor Equipment Loan Agreement converted to term on October 1, 2010, having an original principal balance of $736,601.  As of December 31, 2010, the outstanding principal balance was $723,439.  Interest accrues at a rate of 6.75% per annum.

4.
Loan Agreement entered into on April 22, 2005, having an original principal balance of $1,750,000. As of December 31, 2010, the outstanding principal balance was $943,759.  Interest accrues at a rate per annum of 1.5% above the prime rate.

On March 24, 2010, Paneltech Products entered into a Change in Terms Agreement (the “March 24 CIT Agreement”) with Anchor Bank in connection with the Anchor Equipment Loan, which revised the wording of the Anchor Equipment Loan Note reclassifying the Anchor Equipment Loan a long term liability.  Prior to entering into the March 24 CIT Agreement, the original wording of the Anchor Equipment Loan Note required that the loan balance prior to conversion to term be classified as a current liability.

On December 23, 2009 the Company issued the Collins Note in the amount of $375,000 to repurchase of shares of the Company from a former member of Paneltech LLC.  The Collins Note bears interest at prime per annum (3.25% at December 31, 2009) and was due on or before July 31, 2010.  On July 26, 2010, the Company and Collins amended the Collins Note to extend the due date on the Collins Note to August 30, 2010 and the outside maturity date to August 31, 2010.  The Collins Note was again amended on September 16, 2010, at which time the terms of the Collins Note were amended to (a) extend the due date to December 31, 2011 and the outside maturity date to January 1, 2012; (b) change the interest rate to 7% effective as of July 1, 2010, require monthly minimum payments equal to the monthly interest starting in January, 2011; (c) grant Collins a security interest in the assets of the Company pursuant to a security agreement subordinate only to existing bank loans or a new line of credit not exceeding $1,000,000; and (d) require principle repayments equal to $187,500 in the case of a funding or asset sale event of less than $1,500,000 or $375,000 in the case of a funding or asset sale event of $1,500,000 or greater.  The security agreement contemplated by the September amendment was entered into on November 12, 2010.  Under the terms of the Collins Note, as amended, if the unpaid principal and accrued interest is not paid on or before December 31, 2011, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on January 1, 2012.  Prior to the most recent amendment, if the unpaid principal and accrued interest was not paid on or before August 30, 2010, the outstanding principal and accrued interest would have been adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 31, 2010.

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

The L.D. Nott Company is an entity controlled by Leroy Nott, the Company’s President and CEO.  The SORB Management Corporation is an entity controlled by Scott Olmstead, the Company’s CFO and Secretary.  Ron Iff and Chris Wentworth are employees of the Company.  Andrew R.G. Wilson is currently engaged as a consultant for Paneltech Products.  Such promissory notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.  As of March 15, 2011, no payments have been made on the Member Notes as payments have been deferred until liquidity improves.

Liquidity and Capital Resource Plan for the year ended December 31, 2011

Based on the Company’s progress in the execution of its business plan as well as obtaining the new Anchor Line of Credit, the Company believes cash balances on hand, borrowings under the line of credit agreement, and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  In March 2010, the Company began taking certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under its line of credit, further cost cutting measures may be necessary.

Uncertainties

While the Company is anticipating increases in PaperStone, Fortrex, and Overlay revenue in 2011, there are no existing purchase commitments or other assurances that give certainty that these sales increases will occur.  The Company has submitted a quote and sample materials for several large projects but cannot be assured of being successful obtaining the corresponding purchase orders.  If revenue does not increase over 2010 levels, the Company will continue to operate with a net loss and will need to acquire additional funding and/or significantly reduce costs.

The Company is uncertain about the general direction of economic or political trends that may affect the Company’s growth plans.  The Overlays and Logistics business units are heavily dependent on construction trends which the Company anticipates will strengthen only modestly during 2011.  The PaperStone unit is a specialty product which has many applications outside of construction.  As PaperStone has a very small market share of the solid surfaces market, the Company believes a its new distribution strategies could lead to increased sales, even in a depressed economy.  Fortrex revenue can be impacted by military purchasing trends, which could be directed towards other armor solutions that the Company does not currently participate in or could be impacted by political trends, which are beyond the control of the Company.

While the Company does not currently anticipate that demand for its products will exceed its current production capacity during 2011, the Company cannot be certain that it will have the additional funds available to complete the planned installation of second saturator/coater if it is needed to meet expanding demand greater than the Company’s projections for 2011.

The amount available under the Anchor Line of Credit is limited to a maximum of $1,000,000.  The Company cannot be certain that Anchor will renew or extend the line of credit.  The increasing activity for PaperStone, Overlays, and Fortrex may require a larger line of credit than is currently available and the Company cannot be certain that Anchor will increase the amount available under the Anchor Line of Credit or extend it beyond its current expiration date of November 15, 2011.

The Company cannot be sure that it will collect all of its accounts receivable.  While most of the accounts are current, several customers are liquidity challenged and their accounts are being closely monitored by the Company.  One customer sold their assets in January, 2011 and informed the Company that $29,655 of its accounts receivable will not be paid.  The reserve for bad debts was increased as of December 31, 2010 to cover this possibility while the Company prepares its challenge to this assertion.

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

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Manufacturing equipment                                                  5 to 10 years
Furniture and fixtures                                                          3 to 5 years
Mobile equipment                                                                5 to 10 years

Deferred Loan Costs

Deferred loan costs are stated at cost and are amortized using the straight-line method by systematic charges to operations over the life of the related financing agreement.  Amortization expense totaled $8,402 and $8,914 for the years ended December 31, 2010 and 2009, respectively.

Amortization expense is estimated to be as follows:

For the Year Ending December 31,	Amount
2011	$12,902
2012	4,515
2013	4,515
2014	4,515
2015	3,535
Thereafter	7,613

Total	$37,595
Income Taxes

The Company uses the asset and liability method to determine its income tax expense.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when realization of deferred tax assets is not considered more likely than not.

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements.  Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements.  The Company’s policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense.

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

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense amounted to $10,953 and $14,975 for the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling

The Company classifies revenue from customers related to shipping and handling charges as a component of net sales and the corresponding freight charges classified in cost of sales.

Research and Development

Costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the years ended December 31, 2010 and 2009, were $41,163 and $292,310, respectively.

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other.  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

The Company’s amortizable intangible asset consists of a trade name.  The asset is being amortized using the straight-line method over its estimated useful life of ten years.

Impairment of Long-Lived Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in 2010.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

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

      Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of December 31, 2010, we had no deposits in excess of federally insured limits.  Management believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

         Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the years ended December 31, 2010 and 2009 excludes potentially dilutive securities, including warrants of 8,232,182 and 4,998,675 respectively, and convertible preferred stock of 16,359,300 and 14,996,025 (equivalent common shares) respectively, because their inclusion would be anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.

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

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                  None.

Item 9A.                   Controls and Procedures (a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

 (b) Management’s Report on Internal Control over Financial Reporting

In connection with the audit of our 2009 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis, which was due in part to the small size of our Company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area.

To ensure the proper remediation of the above-mentioned significant deficiencies, management implemented the following actions during 2010.

We have documented key controls for each of our key financial reporting process and formalized written policies and procedures.  In connection with our Sarbanes 404 Implementation Project in 2010, key policies and procedures have been formalized and documented in the form of process narratives for the financial accounting area.  These process narratives have been properly discussed with and disseminated to our accounting staff.

We have increased our accounting staff, refined their roles and responsibilities and realigned their work flow to ensure proper monitoring review and supervision.  As appropriate and deemed necessary, we have brought in additional resources to manage the accounting work load.  We have also updated the respective skill sets of our accounting staff as we solidified the leadership of our finance and accounting department.  In connection with our Sarbanes 404 Implementation Project in 2010, our accounting staff has been specifically trained to ensure the timely and proper completion of our key control activities.

We have formalized our disaster recovery plan.

Leveraging the positive momentum driven by the Sarbanes 404 Implementation Project, management is in the process of implementing the following initiatives to further enhance our control environment:

Updating or developing operating manuals for key accounting areas using existing process narratives;

Developing a formal program to cross train our accounting staff.

Conducting quarterly reviews of our key controls to ensure their operating effectiveness.

 (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Our management has concluded that, as of December 31, 2010 our internal control over financial reporting is effective based on these criteria.  This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only our management’s report in the annual report on Form 10-K.

 (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, in the amount of $1,000,000 with an initial interest rate of 7% (the Anchor Facility).  The Anchor Facility, which expires on November 15, 2011, is secured by accounts receivable, inventory, and equipment and guaranteed by certain officers of the Company.  Borrowing at any point in time is limited to 70% of the Company’s eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  On November 10, 2010, the balance of the Shorebank Facility was paid off using funds made available under the Anchor Facility.  On November 8, 2010, the holders of all issued and outstanding shares of the Series A Convertible Preferred Stock, $0.0001 par value per share, of the Company, acting by unanimous written consent without a meeting adopted separate resolutions approving the Anchor Facility.

On November 12, 2010, the Company entered into a Security Agreement with Collins Timber Company LLC, pursuant to which the Company granted Collins Timber Company LLC a subordinated security interest in all personal property of the Company.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

On December 23, 2009, five members were elected to our Board of Directors including those listed on the following table and Sidney Staunton and Trent Gunter.  On December 8, 2010, Messrs. Staunton and Gunter resigned from their positions as members of the board of directors.

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

Name	Age	Position
Leroy D. Nott	61	Director, President, CEO
Scott Olmstead	57	Director, Secretary, CFO
R. Wade Mosby	63	Director, Chairman and member of the Audit Committee, Chairman and member of the Compensation Committee

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

Scott Olmstead, the Secretary, CFO and Director of the Registrant, was a Director of Paneltech LLC since February 2006.  In February 1996, Mr. Olmstead joined Mr. Nott in founding Paneltech LLC.  From December 1989 to March 1995, Mr. Olmstead was partner in Snow Mountain Pine, Ltd., a $30 million company in Hines, Oregon.  At Snow Mountain Pine, Mr. Olmstead set up all financial systems, IT and the personnel department.  Mr. Olmstead has been a Certified Management Accountant since 1995.  He received his Bachelor of Science degree in accounting from Northern Arizona University in 1976.  Mr. Olmstead provides the Board with developed accounting skills and a deep understanding of the Company’s business.

R. Wade Mosby has served as one of our directors since December 23, 2009.  Wade Mosby is Senior Vice President of the Collins Pine Company, which is part of Collins Companies, a Portland, Oregon, based integrated forest products firm.  The Collins Companies is a 155 year old, family owned firm with timberland and manufacturing operations in Oregon, California, Pennsylvania and West Virginia.  Mosby has worked in senior executive positions with the Collins Companies for the past twenty years and is a leading advocate of FSC third party forest certification.  Prior to his employment with the Collins Companies, Mr. Mosby held sales and marketing positions with Roseburg Forest Products, Bohemia and Kimberly-Clark.  Mr. Mosby is the past chairman of the Oregon Business Association and the Composite Panel Association and currently serves on the boards of Sustainable Northwest, Biomass Power Association, Oregon BEST and Mull Drilling Company.  Mr. Mosby received his Bachelors degree in Business Administration from Fort Lewis College in 1969.  Mr. Mosby brings to the Board varied experience in the forestry industry and extensive sales and marketing talents.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2010, the only reports not timely filed by our executive officers and directors were Initial Statements of Beneficial Ownership of Securities on Form 3 for each of Messrs. Nott, Olmstead, Mosby, Gunter and Staunton that were inadvertently not filed.  In April 2011, Messrs. Nott and Olmstead each filed an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 to report the beneficial ownership of securities that should have been reported on Form 3 in 2010 and Mr. Mosby filed a Form 3.

Board Committees

Audit Committee.  The Board has adopted an Audit Committee Charter and has established an audit committee in accordance with section 3(a)(58)(A) of the Exchange Act consisting of Mr. Mosby, which has the duty of recommending to the Board the engagement of independent auditors to audit the Company's financial statements, and to review its accounting and auditing principles.  Mr. Mosby is considered independent as defined under Rule 803B(2) of the NYSE Amex rules.  The Board of Directors has determined that Mr. Mosby is an audit committee financial expert as defined by 407(d)(5)(ii) of Regulation S-K.

Compensation Committee. The Board has established a standing compensation committee responsible for determining executive and director compensation.  The Board has not adopted a Compensation Committee Charter, but plans to do so in the future.  The Compensation Committee consists of Mr. Mosby.

Strategic Planning Committee. The Board has established a standing strategic planning committee responsible for formulating, coordinating and planning the strategic direction of the Company.  The Strategic Planning Committee consists of Messrs. Nott and Olmstead.

Code of Ethics

We have adopted a Code of Ethics applicable to senior executives and a separate Code of Ethics applicable to all employees, which the Code of Ethics applicable to senior executives supplements (collectively, the “Code of Ethics”).  The Code of Ethics is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics.  The Code of Ethics has been filed as Exhibit 14.1 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, and may be obtained without charge to any stockholder who submits a request in writing to: Investor Relations, Paneltech International Holdings, Inc., 2999 John Stevens Way, Hoquiam, WA, 98550.

Item 11.                      Executive Compensation

Executive Compensation

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers for the fiscal year ended December 31, 2010 and 2009: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2010 (of which there were one); (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2010 (of which there was one); and (iii) up to two additional individuals, other than former principal executive officers, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2010 (of which there were none).  We refer to these individuals collectively as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Total
Leroy D. Nott Chief Executive Officer and President (1)	2010	$180,000	(3)	$180,000
	2009	$6,923	(4)	$6,923
Scott Olmstead Chief Financial Officer and Secretary (2)	2010	$140,000	(5)	$140,000
	2009	$5,385	(6)	$5,385

1.	Mr. Nott was appointed the Company’s Chief Executive Officer and President on December 23, 2009.

2.	Mr. Olmstead was appointed the Company’s Chief Financial Officer and Secretary on December 23, 2009.

3.
Of Mr. Nott’s approved salary of $180,000 per year, Mr. Nott received $90,000 for service to the Company during the year ended December 31, 2010.  The remaining $90,000 is included in the accrued wages account on December 31, 2010, for payment at a later date.

4.
Mr. Nott received $6,923 for service to the Company from December 23, 2009.  In fiscal 2009, Mr. Nott received a salary of $173,077 in connection with employment with Paneltech LLC, which merged with and into the Company’s wholly owned subsidiary, Paneltech Products to become the principal operating business of the Company.  For the fiscal year 2009, prior to the Merger, Mr. Nott served as the Director, President, CEO of Paneltech LLC.  As a member of Paneltech LLC. Mr. Nott was also entitled to certain member distributions.

5.
Of Mr. Olmstead’s approved salary of $140,000 per year, Mr. Olmstead  received $70,000 for service to the Company during the year ended December 31, 2010.  The remaining $70,000 is included in the accrued wages account on December 31, 2010, for payment at a later date.

6.
Mr. Olmstead received $5,385 for service to the Company from December 23, 2009.  In fiscal 2009, Mr. Olmstead received a salary of $134,615 in connection with employment with Paneltech LLC, which merged with and into the Company’s wholly owned subsidiary, Paneltech Products to become the principal operating business of the Company.  For fiscal years 2008 and 2009, prior to the Merger, Mr. Olmstead served as the Director, Business Manager, CFO of Paneltech LLC.  As a member of Paneltech LLC. Mr. Olmstead was also entitled to certain member distributions.

Narrative Disclosure to Summary Compensation Table

The Company does not have any employment agreements with any of its Named Executive Officers.  The Company does not have any pension, annuity, bonus, stock options, profit sharing or similar benefit plans other than its 401(k) plan which is available to all employees.  The Company made no contributions into the 401(k) plan for any of the Named Executive Officers during 2009 or 2010.  Since our incorporation on April 4, 2006, no stock options or stock appreciation rights were granted to any of our Named Executive Officers.

 Outstanding Equity Awards at Fiscal Year End

During the fiscal year ended December 31, 2010, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Director Compensation

The Compensation Committee of the Board of Directors has not yet establish a compensation policy setting the compensation to be paid to the Company’s directors receive in connection with their service to the Company.

Name(1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Wade Mosby	0	0	0
Trent Gunter(2)	0	53,343(3)	53,343
Sidney Staunton (2)	0	53,343(3)	53,343

(1) Compensation information for Messrs. Nott and Olmstead is set forth in the Summary Compensation Table.

(2)   On December 8, 2010, Messrs. Staunton and Gunter resigned from their positions as members of the board of directors.

(3)   In January 2010, the Company granted 1,042,156 Warrants to each of Messrs. Gunter and Staunton.  The amounts set forth in “All Other Compensation” column reflect: (a) the aggregate grant date fair value of warrant grants (1,042,156 warrants each), computed in accordance with FASB ASC Topic 718 and (b) $32,500 in fees paid to each of Messrs. Gunter and Staunton that were not paid to other directors. The decision to grant Warrants to Messrs. Gunter and Staunton was based on the fact that each of the other Directors of the Company already held a significant equity interest in the Company or was affiliated with an entity that had a significant equity interest in the Company.  The Board believes that having Directors with equity incentives would better align the Directors with the best interests of the Company’s stockholders.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2010, we had a total of 54,481,022 shares of Common Stock issued and outstanding and 3,271,860 shares of Series A Preferred Stock issued and outstanding.  Together, our Common Stock and Series A Preferred Stock constitute our voting securities (the “Voting Stock”).

The following table sets forth, as of March 15, 2011: (i) the names and addresses of each beneficial owner of more than five percent (5%) of any class of our Voting Stock known to us, the number of shares of any class of our Voting Stock beneficially owned by each such person, and the percent of any class of our Voting Stock so owned; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  The table includes individual beneficial ownership of common stock that a person has the right to acquire within 60 days from March 15, 2011.  The principal address of each of the directors and officers listed below is c/o Paneltech International Holdings, Inc. 2999 John Stevens Way, Hoquiam, WA 98550.

Title of Class	Name And Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common	L.D. Nott Company 114 First Avenue Aberdeen, WA 98520 (1)	28,259,608	51.87%
Common	SORB Management Corporation 3873 Wishkah Road Aberdeen, WA 98520 (2)	6,178,624	11.34%
Common	Ronald H. Iff 921 Lake Hill Road Montesano, WA 98563	4,697,529	8.62%
Common	Collins Timber Company LLC 1618 S.W. First Ave. Suite 500 Portland, OR 97201.	8,179,657	15.01%
Common	Paragon Capital LP 110 East 59th St. 29th fl. New York, NY 10022	7,814,750(3)	13.96%
Series A Convertible Preferred Stock	Paragon Capital LP 110 East 59th St. 29th fl. New York, NY 10022	908,850 (3)	27.78%
Series A Convertible Preferred Stock	Cornelius B. Prior, Jr. Box 12030 St. Thomas V.I. 00801	1,817,700(4)	55.56%
Series A Convertible Preferred Stock	Sustainability Investment Fund 2009 LP 12909 SW 68th Parkway, Suite 430 Portland, OR 97223	272,655(5)	8.33%
Series A Convertible Preferred Stock	Pamaron Investment Co. 19 Pamaron Way Novato, CA 94949	272,655(6)	8.33%
Directors and Named Executive Officers
Common	Leroy D. Nott	28,259,608 (7)	51.87%
Common	Scott Olmstead	6,178,624 (8)	11.34%
Common	R. Wade Mosby	0 (9)	*
Common	All Directors and Named Executive Officers as a group (3 persons)	34,438,232	63.21%
______________________
* Less than one percent

1.	President of the L.D. Nott Company is Leroy Nott, Paneltech's Director, President and CEO. The address for L.D. Nott Company is 114 First Avenue, Aberdeen, WA 98520.

2.	President of SORB Management Corporation is Scott Olmstead, Paneltech's Director, CFO and Secretary. The address for SORB Management Corporation is 3873 Wishkah Road, Aberdeen, WA 98520.

3.
Based on the current conversion ratio, the 908,850 shares of Series A Preferred Stock held by Paragon Capital LP are currently convertible into 4,998,675,000 shares of the Company’s Common Stock.  Each share of Series A Preferred Stock is convertible into 5,500 shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Paragon holds 1,514,750 Warrants that are exercisable within 60 days of March 15, 2011 and 6,300,000 shares of restricted Common Stock.

4.
Based on the current conversion ratio, the 1,817,700 shares of Series A Preferred Stock held by Cornelius B. Prior, Jr. are currently convertible into 9,997,350,000 shares of the Company’s Common Stock.  Each share of Series A Preferred Stock is currently convertible into 5,500 shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Does not include 3,029,500 Warrants that are exercisable within 60 days of March 15, 2011.

5.
Based on the current conversion ratio, the 272,655 shares of Series A Preferred Stock held by the Sustainability Investment Fund 2009 LP are currently convertible into 1,499,602,500 shares of Common Stock.  Each share of Series A Preferred Stock is currently convertible into 5,500 shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Does not include 454,425 Warrants that are exercisable within 60 days of March 15, 2011.

6.
Based on the current conversion ratio, the 272,655 shares of Series A Preferred Stock held by Pamaron Investment Co. are currently convertible into 1,499,602,500 shares of Common Stock.  Each share of Series A Preferred Stock is currently convertible into 5,500 shares of the Company’s Common Stock.  The conversion and voting of the Series A Preferred Stock is subject to certain beneficial ownership limitations.  Does not include 454,425 Warrants that are exercisable within 60 days of March 15, 2011.

7.
Includes 28,259,608 shares that Mr. Nott has the power to vote and dispose, by virtue of his position as President of the L.D. Nott Company.  Mr. Nott and his wife own all outstanding shares of the L.D. Nott Company.

8.
Includes 6,178,624 shares that Mr. Olmstead has the power to vote and dispose, by virtue of his position as President of the SORB Management Corporation.  Mr. Olmstead and his wife own all outstanding shares of SORB Management Corporation.

9.
Mr. Mosby does not exercise any voting or dispositive power over the shares owned by Collins Timber Company LLC. Mr. Mosby is a Senior Vice President of Collins Pine Company, which owns approximately 64% of the Collins Timber Company LLC.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Laird Capital LLC

In 2010, the Company paid $50,000 to Laird Capital LLC (“Laird”) pursuant to a Consulting Agreement entered into on April 19, 2010.  The agreement was terminated on December 6, 2010.   Messrs. Staunton and Gunter are Managing Members of Laird and each received $32,500 in January 2010, in connection with services to the Company. On December 8, 2010, Messrs. Staunton and Gunter resigned from their positions as members of the board of directors.

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

Mosby

Mr. Mosby was, pursuant to the terms of the Repurchase Agreement, selected by Collins to serve on the Company’s Board of Directors.  Under the Repurchase Agreement, the Company purchased 13,772,550 shares of Common Stock held by Collins Timber Company LLC, a former member of Paneltech LLC.  The Company paid $375,000 and delivered to Collins a Promissory Note in the initial principal amount of $375,000.  Under certain circumstances set forth in the Collins Note, as amended, the principal amount of the Collins Note will be adjusted to equal $625,000, less the aggregate principal amount previously paid on the Collins Note.  Mr. Mosby is a Senior Vice President of Collins Pine Company, which owns approximately 64% of Collins.  The Repurchase Agreement and the Collins Note were amended in July and September 2010.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a description of the amendment sot the Repurchase Agreement and Collins Note in 2010.

Guaranties by Officers

Leroy D. Nott (the Company’s President and CEO), Scott D. Olmstead (the Company’s CFO and Secretary), SORB Management Corporation (an entity controlled by Mr. Olmstead), and L.D. Nott Company (an entity controlled by Mr. Nott) have provided guaranties in favor of Anchor Bank concerning all the Company’s loan agreements with the bank.  Ronald H. Iff has provided guaranties in favor of Anchor Bank concerning the all the Company’s loans with the bank except the line of credit.

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

Director Independence

Presently, we are not required to comply with the director independence requirements of a securities exchange because we are not listed on a national securities exchange, but the Board of Directors has adopted independence standards for directors that conform to the standards required by Section 803A of the Listing Rules for NYSE Amex listed companies.  Applying such standards, the Board of Directors has affirmatively determined that our director, Mr. Mosby, is independent.  The Board of Directors has also determined that Mr. Mosby is considered independent for audit committee purposes under Section 803B(2) of the NYSE Amex rules.

Item 14.                      Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by the principal accountant for professional fees rendered in connection with the audit of the Company’s annual financial statements and the reviews of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto, were $225,425 for the year ended December 31, 2010 and $236,000 for the year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed by the principal accountant for professional services categorized as Audit-Related Fees rendered was $0 and $0 for the years ended December 31, 2010 and 2009, respectively.

Tax Fees

For the years ended December 31, 2010 and 2009, the principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

Other than the services described above, the aggregate fees billed for services rendered by the principal accountant were $7,000 and $6,500, respectively, for the fiscal years ended December 31, 2010 and 2009.  The 2010 fee was for the purpose of assistance with certain filings to be made with the SEC. The 2009 fee was for the purpose of reviewing the documents related to the Merger.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by our principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act of 2002, all audit and non-audit services to be provided after May 6, 2003 must be pre-approved by the Audit Committee in accordance with these policies and procedures.

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

10.8
Assumption Agreement, dated December 23, 2009, between Paneltech LLC, Paneltech Products and Shorebank.  Incorporated herein by reference to Exhibit 10.3 of Current Report on Form 8-K, filed December 30, 2009.

10.9	Business Loan Agreement, dated November 30, 2009 (replacing Business Loan Agreement dated January 19, 2001), between Paneltech LLC and Shorebank.
10.10	Change in Terms Agreement, dated September 30, 2009, between Paneltech LLC and Shorebank, relating to Loan Agreement originally dated January 19, 2001.
10.11	Default and Forbearance Agreement, dated December 17, 2009, between Paneltech LLC and Shorebank.
10.12	Commercial Guaranty, dated December 31, 2009, between Registrant and Shorebank.
10.13	Commercial Security Agreement, dated December 31, 2009, between Paneltech Products and Shorebank, relating to Loan Agreement originally dated January 19, 2001.
10.14	Change in Terms Agreement, dated February 28, 2010, between Paneltech Products and Shorebank, relating to Loan Agreement originally dated January 19, 2001.
10.15	Default and Forbearance Agreement, dated March 26, 2010, between Paneltech Products and Shorebank.
10.16	Change in Terms Agreement, dated March 26, 2010, between Paneltech Products and Shorebank relating to Loan Agreement originally dated January 19, 2001.
10.17	Commercial Loan Agreement, dated April 22, 2005, between Paneltech LLC and Anchor Bank.
10.18	Change in Terms Agreement, dated January 21, 2010, between Paneltech Products and Anchor Bank, relating to Commercial Loan Agreement dated April 22, 2005.
10.19	Business Loan Agreement, dated November 18, 2008, between Paneltech LLC and Anchor Bank.
10.20	Change in Terms Agreement, dated September 16, 2009, between Paneltech LLC and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
10.21	Change in Terms Agreement, dated December 28, 2010, between Paneltech Products and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
10.22	Change in Terms Agreement, dated January 21, 2010, between Paneltech Products and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
10.23	Change in Terms Agreement, dated March 15, 2010, between Paneltech Products and Anchor Bank, relating to Business Loan Agreement dated November 18, 2008.
10.24
Consulting Agreement, dated April 19, 2010, between the Company and Laird Capital LLC. Incorporated herein by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.25
Change in Terms Agreement, dated April 30, 2010, between Paneltech Products and Shorebank. Incorporated herein by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.26
Notice of Default and Covenant Waiver Agreement, dated May 5, 2010, between Paneltech Products and Shorebank. Incorporated herein by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.27	Change in Terms Agreement between Paneltech Products, Inc. and ShoreBank, dated May 14, 2010. Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed May 20, 2010.
10.28
Amendment No. 1 to Non-Negotiable Promissory Note between Registrant and Collins Timber Company LLC, dated July 26, 2010 (Non-Negotiable Promissory Note originally filed as Exhibit B to Collins Repurchase Agreement, filed as Exhibit 10.2 of Current Report on Form 8-K, filed December 30, 2009). Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed July 29, 2010.

10.29
Amendment No. 1 to Stock Repurchase Agreement between Registrant and Collins Timber Company LLC, dated July 26, 2010. Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed July 29, 2010.

10.30
Change in Terms Agreement, dated June 30, 2010, between Paneltech Products and Anchor Mutual Savings Bank. Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.31
Change in Terms Agreement, dated August 1, 2010, between Paneltech Products and Shorebank. Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10.32
Amendment No. 2 to Non-Negotiable Promissory Note between Registrant and Collins Timber Company LLC, dated September 16, 2010. Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed September 20, 2010.

10.33
Amendment No. 2 to Stock Repurchase Agreement between Registrant and Collins Timber Company LLC, dated September 16, 2010.  Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed September 20, 2010.

10.34
Business Loan Agreement, dated November 9, 2010, between the Registrant and Anchor Mutual Savings Bank. Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

10.35
Security Agreement, dated November 12, 2010, between the Registrant and Collins Timber Company LLC. Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

14.1	Code of Ethics of Paneltech International Holdings, Inc. Incorporated herein by reference to Exhibit 14.1 of the Annual Report on Form 10-K, for the fiscal year ended December 31, 2010.
21.1*	Subsidiaries of Paneltech International Holdings, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANELTECH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Leroy D. Nott
	Name:	Leroy D. Nott
	Title:	Chief Executive Officer
	Date:	April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy D. Nott	Chief Executive Officer, President and Director (Principal Executive Officer)	April 14, 2011
Leroy D. Nott

/s/ Scott D. Olmstead	Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	April 14, 2011
Scott D. Olmstead

/s/ R. Wade Mosby	Director	April 14, 2011
R. Wade Mosby

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2 , F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ (Deficiency) Equity	F-5
Consolidated Statements of Cash Flows	F-6 , F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 to F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
Paneltech International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Paneltech International Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paneltech International Holdings, Inc. and subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Marcum LLP
Marcum llp

New York, NY
April 15, 2011

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31
	2010	2009

CURRENT ASSETS
Cash	$19,598	$4,121
Accounts receivable, net	746,466	782,951
Inventories	1,623,016	1,733,453
Prepaid expenses and other current assets	32,349	37,774

Total Current Assets	2,421,429	2,558,299

PROPERTY AND EQUIPMENT, Net	1,839,527	2,048,963

OTHER ASSETS
Deferred loan costs	37,595	31,149
Intangible assets, net	186,750	213,750

Total Other Assets	224,345	244,899

TOTAL ASSETS	$4,485,301	$4,852,161

  The accompanying notes are an integral part of these Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
	December 31
	2010	2009

CURRENT LIABILITIES
Line of credit	$570,062	$232,852
Note payable -shareholder	375,000	375,000
Accounts payable	1,049,575	651,629
Accrued expenses and other current liabilities	667,286	289,513
Current maturities of long-term debt	410,332	330,829
Due to shareholders-current	450,961	313,301
Capital lease obligations	18,195	16,769

Total Current Liabilities	3,541,411	2,209,893

OTHER LIABILITIES
Long-term debt, less current maturities	1,599,118	1,813,174
Note payable - shareholder	--	137,660
Derivative obligation -warrants	92,913	99,974
Capital lease obligations, less current portion	6,402	24,597
Deferred tax liability	--	217,000

Total Other Liabilities	1,698,433	2,292,405

TOTAL LIABILITIES	5,239,844	4,502,298

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A convertible preferred stock, $0.0001 par
value , 5,453,100 shares designated, 3,271,860
issued and outstanding, liquidation preference
of $3,600,000.	2,131,053	1,505,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.0001 par value, 500,000,000
shares authorized, 54,481,022 and 68,253,572 shares
issued and outstanding respectively	5,448	6,825
Additional paid-in capital	(1,562,972)	(114,975)
Accumulated deficit	(1,328,072)	(297,904)
Treasury stock, at cost, 0 and 13,772,550 shares
outstanding respectively	--	(750,000)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,885,596)	(1,156,054)

TOTAL LIABILITIES AND EQUITY	$4,485,301	$4,852,161

The accompanying notes are an integral part of these Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years
	Ended December 31

	2010	2009

NET SALES	$8,271,554	$8,730,036

COST OF SALES	6,390,155	6,838,427

GROSS PROFIT	1,881,399	1,891,609

OPERATING EXPENSES	2,959,608	3,224,774

OPERATING LOSS	(1,078,209)	(1,333,165)

OTHER EXPENSE
Gain from reduction in fair value of common stock warrants	71,731	--
Interest Expense	(244,609)	(192,396)

NET LOSS
BEFORE INCOME TAXES	(1,251,087)	(1,525,561)

Income Tax Benefit (Expense)	217,000	(217,000)

NET LOSS	(1,034,087)	(1,742,561)

Preferred Stock Dividends	(211,233)	(3,919)
Preferred Stock Accretion	(475,135)	--

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(1,720,455)	$(1,746,480)

Net loss per share to common
stockholders - basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
- basic and diluted	54,481,022	61,600,316

The accompanying notes are an integral part of these Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional	Retained
	$.0001 Par Value		Paid-In	Earnings	Treasury
	Shares	Amount	Capital	(Deficiency)	Stock	Total

BALANCE - December 31, 2008	61,759,852	6,176	1,138,040	747,145	--	1,891,361

Repurchase of Common Stock	--	--	--	--	(750,000)	(750,000)

Assets sold to Former CEO and
Shareholder	(50,000)	(5)	5	--	--	--

Common shares of Charleston
Basics, Inc. in connection with
merger	6,543,720	654	(654)	--	--	--

Distribution to shareholders	--	--	--	(450,961)	--	(450,961)

Accrued dividends - Series A
preferred stock	--	--	(3,919)	--	--	(3,919)

Derivative obligation warrants	--	--	(99,974)	--	--	(99,974)

Recapitalization of Paneltech LLC
since date of Merger	--	--	(1,152,392)	1,152,392	--	--

Net loss	--	--	--	(1,742,561)	--	(1,742,561)

BALANCE - December 31, 2009	68,253,572	$6,825	$(118,894)	$(293,985)	$(750,000)	$(1,156,054)

Cancellation of treasury shares	(13,772,550)	(1,377)	(748,623)		750,000	-

Derivative obligation warrants	--	--	(9,087)	--	--	(9,087)

Accrued dividends - Series A
preferred stock	--	--	(211,233)	--	--	(211,233)

Accretion - Series A
preferred stock	--	--	(475,135)	--	--	(475,135)

Net loss	--	--	--	(1,034,087)	--	(1,034,087)

BALANCE - December 31, 2010	54,481,022	$5,448	$(1,562,972)	$(1,328,072)	$--	$(2,885,596)

The accompanying notes are an integral part of these Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year
	Ended December 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,034,087)	$(1,742,561)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) Loss on disposal of property and equipment	(70,195)	414
Depreciation expense	270,320	373,122
Amortization expense	35,402	35,914
Provision for doubtful accounts	(54,941)	82,195
Stock based compensation	55,583	--
Reduction in fair value of common stock warrants	(71,731)	--
Changes in operating assets and liabilities:
Accounts receivable	91,426	677,488
Inventories	110,437	544,139
Prepaid expenses and other current assets	5,425	8,931
Other Assets	(14,847)	(4,750)
Accounts payable	397,946	(276,252)
Income taxes	(217,000)	217,000
Accrued expenses and other current liabilities	166,540	83,507

TOTAL ADJUSTMENTS	704,365	1,741,708

NET CASH USED IN
OPERATING ACTIVITIES	(329,722)	(853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(250,666)	(145,176)
Proceeds from sale of property and equipment	259,977	--

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES	$9,311	$(145,176)

The accompanying notes are an integral part of these Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	For the year
	Ended December 31
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	$337,210	$(1,126,336)
(Repayment) borrowings of notes payable	(134,553)	157,109
Payments on capital lease obligations	(16,769)	(15,454)
Net Proceeds from sale of preferred stock	150,000	1,505,917
Repurchase of common stock	--	(375,000)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	335,888	146,236

NET INCREASE IN CASH	15,477	207

CASH - Beginning	4,121	3,914

CASH - Ending	$19,598	$4,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Interest	$185,154	$193,910
Taxes	$--	$--

Non-cash investing and financing activities:

Repurchase of common stock in exchange
for note payable - shareholder	$--	$375,000
Issuance of promissory notes to certain shareholder
for membership distribution	$--	$450,958
Dividends on redeemable convertible
preferred stock	$211,233	$3,919

Preferred stock accretion	$475,136	$--

Retirement of Treasury Stock	$750,000	$--

The accompanying notes are an integral part of these Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

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

Immediately following the Merger, the business of Paneltech LLC became the principal operating business of the Company.  The Company now manufactures solid surface phenolic resin paper composite products under the brands Paperstone, Rainstone and Stonekast; manufactures overlays; provides ballistics web prepreg branded as Fortrex; and provides transport services for the timber industry.  The Company services customers worldwide and operates as one business segment.  The Company was incorporated on April 4, 2006 under the laws of the State of Delaware.

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

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 2 - Liquidity and Financial Condition

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit for which borrowings are based on a portion of eligible accounts receivable and inventory.  On September 30, 2010, the Company had a line of credit with Shorebank Pacific (“Shorebank”) which expired on October 1, 2010 (the “Shorebank Line of Credit”).  As described below in Note 2, the Company entered into a new line of credit with Anchor Mutual Savings Bank (“Anchor Bank”) on November 9, 2010, which will expire on November 15, 2011 (the “Anchor Line of Credit”).  The line of credit balance outstanding to Anchor Bank and Shorebank respectively on December 31, 2010 and December 31, 2009 was $570,062 and $232,852, respectively.

The Shorebank Line of Credit, which expired October 1, 2010, was secured by accounts receivable, inventory, and equipment, and guaranteed by certain officers of the Company.  The Company entered into the Anchor Line of Credit on November 9, 2010.  The balance of the Shorebank Line of Credit was repaid using funds available under the Anchor Line of Credit on November 10, 2010.  After September 30, 2010 and before November 10, 2010, the Company financed its working capital needs with cash flows from operations.

The Anchor Line of Credit, which was entered into on November 9, 2010, is in the amount of $1,000,000 with an initial interest rate of 7% and expires on November 15, 2011.  Under the Anchor Line of Credit, borrowing at any point in time is limited to 70% of eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  The Anchor Line of Credit is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.

The Company has traditionally financed capital equipment with term loans and from working capital.  On November 18, 2008, Anchor Bank granted the Company a construction loan for $1,819,000 for the purpose of plant expansion (the “Anchor Equipment Loan”).  The Anchor Equipment Loan was funded as expenditures were made for the expansion.  As of September 30, 2010, the Company had borrowed $736,601 under the Anchor Equipment Loan to acquire some of the equipment required for the plant expansion and other capital projects.  Because expected product demand has not materialized in 2010, the expansion project has been postponed until additional demand is developed.  On October 1, 2010 the Anchor Equipment Loan was closed to additional borrowing and regular monthly amortization payments began on November 1, 2010.  Pursuant to a Change of Terms Agreement dated June 30, 2010, which extended to conversion date for the Anchor Equipment Loan from July 15, 2010 to October 1, 2010, the Anchor Equipment Loan, was converted to a term loan on October 1, 2010.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 2 - Liquidity and Financial Condition, continued

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

Based on the Company’s progress in the execution of its business plan as well as obtaining the new Anchor Line of Credit, the Company believes cash balances on hand, borrowings under the line of credit agreement, and cash flows from operations will be sufficient to fund the Company’s net cash requirements over the next twelve months.  In March 2010, the Company began taking certain cost cutting measures and increased the selling price of overlay products.  In the event that market conditions are weaker than expected, or the Company is not able to borrow sufficient funds under the Anchor Line of Credit, further cost cutting measures may be necessary.

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

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

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

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Manufacturing equipment                                                                5 to 10 years
Furniture and fixtures                                                                         3 to 5 years
Mobile equipment                                                                              5 to 10 years

Deferred Loan Costs
Deferred loan costs are stated at cost and are amortized using the straight-line method by systematic charges to operations over the life of the related financing agreement.  Amortization expense totaled $8,402 and $8,914 for the years ended December 31, 2010 and 2009, respectively.

Deferred Loan Costs, continued
Amortization expense is estimated to be as follows:

For the Year Ending December 31,	Amount
2011	$12,902
2012	4,515
2013	4,515
2014	4,515
2015	3,535
Thereafter	7,613

Total	$37,595

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

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

The Company also periodically evaluates whether they have any uncertain tax positions requiring accounting recognition in their financial statements.  Under applicable GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Applicable GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements.  The Company’s policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense.

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

Advertising
The Company expenses all advertising costs as incurred.  Advertising expense amounted to $10,953 and $14,975 for the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling
The Company classifies revenue from customers related to shipping and handling charges as a component of net sales and the corresponding freight charges classified in cost of sales.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Research and Development
Costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the years ended December 31, 2010 and 2009, were $41,163 and $292,310, respectively.

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

Impairment of Long-Lived Assets
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in 2010.

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

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

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

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of December 31, 2010, we had no deposits in excess of federally insured limits.  Management believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

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

Net Loss Per Share
Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the years ended December 31, 2010 and 2009 excludes potentially dilutive securities, including warrants of 8,232,182 and convertible preferred stock of 16,359,300 (equivalent common shares) for 2010 and  4,998,675 and convertible preferred stock of 14,996,025 (equivalent common shares) for 2009 because their inclusion would be anti-dilutive.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

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

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 3 - Summary of Significant Accounting Policies, continued
Recent Accounting Pronouncements, continued
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The The provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

 Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2010	2009
Trade receivables	$793,720	$885,146
Allowance for doubtful accounts	(47,254)	(102,195)

Accounts Receivable	$746,466	$782,951

The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 5 - Inventories

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$982,983	$988,580
Finished goods	640,033	744,873

	$1,623,016	$1,733,453

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009
Manufacturing equipment	$4,510,019	$4,259,752
Furniture and fixtures	95,450	95,050
Mobile equipment	293,081	984,073
	4,898,550	5,338,875
Less: accumulated depreciation and amortization	(3,059,023)	(3,289,912)

	$1,839,527	$2,048,963

Property and equipment, at December 31, 2010 and 2009, includes $80,450 of assets acquired under capital lease obligations.  Depreciation and amortization for the years ended December 31, 2010 and 2009 amounted to $270,320 and $373,122, respectively.

NOTE 7 - Intangible Assets

Below is a summary of intangible assets at December 31, 2010 and 2009:

	Balance as of December 31, 2010			Balance as of December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trade name
(10 year life)	$270,000	$(83,250)	$186,750	$270,000	$(56,250)	$213,750

Total amortization expense was $27,000 and $27,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 8 - Line of Credit

The Company had a line of credit with Shorebank Pacific (“Shorebank”) which expired on October 1, 2010 (the “Shorebank Line of Credit”).  The Company entered into a $1,000,000 line of credit with Anchor Mutual Savings Bank (“Anchor Bank”) on November 9, 2010, which will expire on November 15, 2011 (the “Anchor Line of Credit”).  The line of credit balance outstanding on December 31, 2010 and December 31, 2009 was $570,062 and $232,852, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 8 - Line of Credit, continued

The Anchor Line of Credit, which was entered into on November 9, 2010, is in the amount of $1,000,000 with an initial interest rate of 7% and expires on November 15, 2011.  Under the Anchor Line of Credit, borrowing at any point in time is limited to 70% of eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  The Anchor Line of Credit is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.

On November 10, 2010, the balance of the Shorebank Line of Credit was repaid using funds available under the Anchor Line of Credit.  After September 30, 2010 and before November 10, 2010, the Company financed its working capital needs with cash flows from operations.

Interest expense on the lines of credit was $49,572 and $59,783 for the years ended December 31, 2010 and 2009, respectively.

NOTE 9 - Notes Payable-Shareholder

On December 23, 2009 the Company issued a promissory note (the “Collins Note”) in the amount of $375,000 in connection with the repurchase of shares of the Company from a former member of Paneltech LLC.  Prior to amendment on August 31, 2010, the Collins Note interest accrued at prime per annum (3.25% at December 31, 2009) and, prior to amendment on July 26, 2010, was due on or before July 31, 2010 with an outside maturity date of August 1, 2010.   On July 26, 2010, Collins and the Company amended the terms of the Collins Note to extend the due date to August 30, 2010 and the outside maturity date to August 31, 2010.  The Collins Note was again amended on September 16, 2010, at which time the terms of the Collins Note were amended to (a) extend the due date to December 31, 2011 and the outside maturity date to January 1, 2012; (b) change the interest rate to 7% effective as of July 1, 2010, require monthly minimum payments equal to the monthly interest starting in January, 2011; (c) grant Collins a security interest in the assets of the Company pursuant to a security agreement subordinate only to existing bank loans or a new line of credit not exceeding $1,000,000; and (d) require principle repayments equal to $187,500 in the case of a funding or asset sale event of less than $1,500,000 or $375,000 in the case of a funding or asset sale event of $1,500,000 or greater.  The security agreement contemplated by the September amendment was entered into on November 12, 2010.  Under the terms of the Collins Note, as amended, if the unpaid principal and accrued interest is not paid on or before December 31, 2011, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on January 1, 2012.  Prior to most recent amendment, if the unpaid principal and accrued interest was not paid on or before August 30, 2010, the outstanding principal and accrued interest would have been adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 31, 2010.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 9 - Notes Payable-Shareholder , continued

Interest expense on the Collins Note was $19,577 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

	2010	2009
Due to shareholder	$450,961	$450,961
Less: current portion	(450,961)	(313,301)

Long-Term Portion	$0	$137,660

Interest expense on the Member Notes was $41,624 and $0 for the years ended December 31, 2010 and 2009, respectively.

NOTE 11 - Long Term Debt

	2010	2009
Note payable, due in monthly installments of $20,545, including interest at prime (3.25% at December 31, 2010), plus 1.5%, through May 2015.	$943,759	$1,182,803

Note payable for capital improvements, due in monthly installments of $902, including interest at 7.50% and matures October 2010.	0	8,550

Note payable, due in monthly installments of $4,010, including interest at prime (3.25% at December 31, 2009), plus 1.25%, and is secured by equipment. Matures February 10, 2016.	170,911	222,372

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 11 - Long Term Debt, continued

Note payable, due in monthly installments of $1,237, including interest at 8.00%, secured by inventory, equipment, and accounts receivable. Matures February 2012.	$14,716	$28,973

Note payable due in monthly installments of $8,089 with an imputed interest rate of 9%. Matures September 2012.	156,625	235,690

Note payable – Anchor Equipment Loan, due in monthly installments of $11,258, including interest at 6.75%. Matures July 2017.	723,439	465,615

	2,009,450	2,144,003
Less: current portion	(410,332)	(330,829)
Long-Term Portion	$1,599,118	$1,813,174

For the Year Ending December 31,	Amount
2011	$410,332
2012	403,003
2013	354,774
2014	375,516
2015	253,694
Thereafter	212,131

Total	$2,009,450

Interest expense for 2010 and 2009 was $133,834 and $132,612, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 11 - Long Term Debt, continued

Note Payable - Equipment Loan

The Company entered into a financing arrangement (“Anchor Equipment Loan”) with Anchor Bank in November 2008 to borrow funds totaling $1,819,000 for the purpose of expanding plant capacity.  The Anchor Equipment Loan was funded as expenditures were made for the expansion.  Because expected product demand did not materialized in 2010, the expansion project was postponed until additional demand is developed.  Up until September 30, 2010, the Company had borrowed a total of $736,601 under the Anchor Equipment Loan. Pursuant to a Change of Terms Agreement dated June 30, 2010, which extended the conversion date for the Anchor Equipment Loan from July 15, 2010 to October 1, 2010, the Anchor Equipment Loan was converted to a term loan on October 1, 2010 and regular monthly amortization payments began on November 1, 2010.   The Anchor Equipment Loan is collateralized by a security interest in the new equipment purchased by this loan.  Prior to conversion, the Company paid interest only on the loan at the rate of 6.5%.  After conversion to term, the Anchor Equipment Loan interest rate is fixed at 6.75% for 81 months.  The Anchor Equipment Loan matures on July 15, 2017. The Company is required to pay $11,258 principle and interest per month over the next 81 months.

Interest paid on the Anchor Equipment Loan for the year ended December 31, 2010 and 2009 was $38,171 and $30,638 respectively.

NOTE 12 - Capital Lease Obligations

On May 2, 2007, the Company entered into an equipment lease agreement with a leasing company for monthly installments of $1,628, with an annual interest rate of 8.77% secured by the related equipment.  The lease matures May 2012.

Future minimum lease payments under capital leases are as follows:

For the Year Ending December 31,	Amount
2011	19,534
2012	6,511
Total minimum lease payments	26,045
Less amount representing interest	(1,448)
Present value of minimum lease payments	$24,597

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 13 - Redeemable Preferred Stock

Series A Convertible Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,453,100 shares have been designated Series A Convertible Preferred Stock ( “Series A Preferred Stock”).

On December 23, 2009, December 30, 2009, and April 7, 2010, the Company entered into Securities Purchase Agreements with accredited investors and sold 3,271,860 shares of Series A Preferred Stock for net proceeds of $1,655,917 (gross proceeds of $1,800,000 less offering costs of $144,083).  The offering of the Company’s securities pursuant to Securities Purchase Agreements entered into on December 23, 2009 and December 30, 2009 is referred to in this Quarterly Report on Form 10-K as the “Offering,” and the offering of securities pursuant to the Securities Purchase Agreement entered into on April 7, 2010 is referred to as the “April Offering”.  The Series A Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion rate that is subject to adjustment, which initially provides for each share of Series A Preferred Stock being convertible into 5 shares of Common Stock. Proceeds from the sale of Series A Preferred Stock were used for working capital purposes and $375,000 was used to repurchase certain shares held by a former member of Paneltech LLC.

As the Company did not have any preferred stock issued and outstanding prior to closing on the Securities Purchase Agreement, the Series A Preferred Stock is the Company’s most senior equity security.  As of December 31, 2010, there were 3,271,860 shares of Series A Preferred Stock issued and outstanding.

Each share of Series A Preferred Stock accrues dividends at the rate of 12% per annum of the original issue price.  Dividends are to be paid quarterly at the discretion of the Board, in either cash or stock.  Each share of Series A Preferred Stock receives treatment preferential to the common stock in the case of dividends or any liquidation event, which includes any voluntary or involuntary liquidation, dissolution or winding up of the Company, or any significant subsidiary of the Company that results in the termination of the Company’s business.  Certain other transactions are also deemed to be a liquidation event.  The holders of the Series A Preferred Stock also have the right to elect one director, which right is further governed by the Investor Rights Agreement.  The Series A Preferred Stock can be redeemed by the holder at any time after December 30, 2012.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 13 - Redeemable Preferred Stock, continued

The Series A Preferred Stock is also subject to certain anti-dilution adjustments and carries first refusal rights.  The conversion price of the Series A Preferred Stock is adjustable under certain circumstances, whereby when certain earnings targets are not met the conversion price for the Series A Preferred Stock is reset.  Under this reset adjustment, if the Company fails to achieve or is otherwise unable to report either or both of the minimum performance thresholds set for forth in the Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock for fiscal years 2010 and 2011, which are also set forth below, then the then applicable conversion price will reset lower by the percentage difference by which the Company’s earnings before interest, taxes, depreciation and non-cash expense related to financings (“Earnings”) are below the applicable performance threshold.  The performance thresholds are $5,000,000 and $14,000,000 for fiscal years 2010 and 2011 respectively.

The actual earnings performance measure for 2010 was a loss of $727,756.  Since the difference between the actual performance and the threshold performance is greater than 100%, the calculation of the adjusted conversion price would be less than zero.  Delaware state law, which rules in regard to minimum stock values, limits the price of the common stock to no less than its par value.  At the conversion price equal to the stated par value of the Company’s common stock of $.0001 and as a result, the holders of  the Series A Preferred  Stock may be entitled to receive additional shares in settlement. Such shares if required to be issued, may only be issued if the Company has sufficient number of shares authorized.

As of December 31, 2010 and 2009, the fair value of the embedded conversion option (based on the number of shares expected to be issued upon conversion) was determined to be demininus, given the significant rights, liquidation preference and dividend rights of the holders of the Preferred Stockholders on an unconverted basis.

Subject to the rights of, and the approval of, the holders of Series A Preferred Stock, the Board of Directors has the right, without stockholder approval, to issue preferred shares with rights superior to the rights of the holders of shares of common stock.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 13 - Redeemable Preferred Stock, continued

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

 Accordingly, the Company has classified conditionally redeemable preferred stock, which includes redemption rights, within the control of the holder (solely on the passage of time), as temporary equity.  The Company accretes the changes in redemption value of Series A Preferred Stock over the period from the date of issuance to the earliest redemption date of the instrument which is three (3) years using the effective interest method.  No accretion was recorded during 2009 as the amount was de minimis.  The Company recorded accretion of $475,135 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009.

Warrants Issued with Series A Convertible Preferred Stock

In connection with the Series A Convertible Preferred Stock purchase transaction, the  Company issued an aggregate of 5,453,100 to purchase common stock at an exercise price of $0.12.

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants as of December 31, 2010 and 2009 was $81,797 and $99,974 was determined using the Black Scholes Option pricing model.

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

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants as of December 31, 2010 and 2009 was $11,116 and $55,583 was determined using the Black Scholes Option pricing model.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

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

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants as of December 31, 2010 and 2009 was $11,116 and $55,583 was determined using the Lattice model.

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

Common Stock Repurchase
On December 23, 2009, the Company entered into a stock repurchase agreement with a shareholder pursuant to which the Company purchased from the shareholder 13,772,550 shares of the Company’s Common Stock for a purchase price of $750,000.  These shares were reported as Treasury stock as of December 31, 2009, and were cancelled during the year ended December 31, 2010.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 16 - Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Total Carrying Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$92,913	$--	$--	$92,913

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	2010	2009
Beginning Balance	$(99,974)	$--

Reduction in fair value of derivative liabilities	71,731	--
New derivative liabilities issued	(64,670)	(99,974)

Ending Balance	$(92,913)	$(99,974)

NOTE 17 - Related-Party Transactions

In 2009, the Company entered into a consulting arrangement with a stockholder of the Company to generate national and international sales.  The arrangement initially provided for monthly compensation of $16,666 plus reimbursement for travel expenses.  During the year ended  December 31, 2010, the arrangement was changed to include only international sales and compensation was changed to a fixed monthly fee of $1,250 plus travel expenses plus a sales commission equal to 10% of the direct margin of international sales paid each month for sales during the prior month.  This arrangement extends from month to month.  Expense for this arrangement  for the years ended December 31, 2010 and 2009 was $166,971 and $50,000, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 18 - Income Taxes

The Company’s deferred tax assets and liabilities consist of the following:
	For the Years Ended December 31,
	2010	2009
Deferred Tax Assets:
Net operating loss carryforward	$394,000	$32,000
Reserve for doubtful accounts	17,000	33,000
Other reserves and accruals	127,000	94,000

Total Deferred Tax Assets	538,000	159,000
Valuation Allowance	(278,000)	-
Deferred tax asset, Net of Valuation Allowance	260,000	159,000

Deferred Tax Liabilities
Fixed assets - Depreciation	(260,000)	(376,000)
Total deferred Tax Liabilites	(260,000)	(376,000)

Net Deferred Tax Asset (Liability)	$0	$(217,000)

Company has not recorded an income tax benefit because it is more likely than not that the Company will not utilize the tax benefit in the future.  The Company’s tax provision is as follows:

	For the Years Ended December 31,
	2010	2009
Current:
Federal	$--	$--
State and local	--	--
	--	--
Deferred:
Federal	(208,000)	184,000
State and local	(9,000)	33,000

Provision for Income Taxes	$(217,000)	$217,000

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 18 - Income Taxes, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:
	For the Years Ended December 31,
	2010	2009
Expected statutory rate	(34.0)%	34%
State income taxes, net of federal benefit	(1.5)%	6%
Other permanent items	(4.0)%
Change in valuation allowance	22.2%
Income Tax Provision (benefit)
Total	(17.3)%	40%

As of December 31, 2010 and December 31, 2009, the Company has federal and state tax net operating loss carryforwards of approximately $1,111,000 and $228,000 respectively, available to offset future taxable income.  These net operating loss carryforwards expire beginning in 2029 if not utilized.  The Company’s net operating loss carryforwards reflect only those losses since the merger.  Prior to the merger, the Company was a limited liability corporation and thus treated as a partnership for income tax purposes.  Income or loss from the Company’s activities pre-merger was allocated directly to its members.

The utilization of the net operating losses may be subject to substantial limitations due to the “change of ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions, should there be a greater than 50% change of ownership as determined under the regulations.  The change in valuation allowance for the years ended December 31, 2010 and December 31, 2009 is $278,000 and $0, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 19 - Commitments

Legal Proceedings
A lawsuit was filed February 6, 2009 at the Superior Court of California, County of Siskiyou on behalf of an unrelated individual.  The claim alleges that on February 12, 2007, the individual was injured while working with a Paneltech-leased railcar due to defective equipment.  The venue was later moved to the United States District Court for the Eastern District of California.  The total of the claim is $1,756,338.  The defense of this matter is being managed by Liberty Mutual, Paneltech’s liability carrier at the time of the incident.  The general liability policy coverage is $1,000,000 per incident.  Excess coverage of $5,000,000 was also provided by Liberty Mutual at that time.  A jury trial for this matter is set for January 24, 2012.  Although the Company believes they will be successful in their defense, any negative outcome of this matter will be covered by insurance.

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

During the years ended December 31, 2010 and 2009, rental expenses under long-term lease obligations were $778,664 and $1,108,279 respectively.  Future obligations over the terms of the Company's long-term leases as of December 31, 2010 are as follows:

For the Periods Ending December 30,	Facility	Equipment	Total
2011	$165,566	$642,507	$808,073
2012	79,592	200,425	280,017
2013	76,380	2,662	79,042
2014	76,380	0	76,380
2015	19,095	0	19,095

Total	$417,013	$845,594	$1,262,607

PANELTECH INTERNATIONAL HOLDINGS, INC
AND SUBSIDIARY

CONTENTS

NOTE 19 - Commitments, continued

Leasing Activities
The Company leases railcars to customers under operating leases.  These leases expire over the next two years.  Currently, there are 184 log cars on lease, with rents ranging between $440 to $525 per car per month.  Equipment under operating leases was $75,382 and $498,110 at December 31, 2010 and 2009, respectively, and is included in property and equipment in the accompanying consolidated balance sheet.  Accumulated depreciation on equipment operating leases was $58,999 and $299,114 at December 31, 2010 and 2009, respectively.

Rent income received for the years ended December 31, 2010 and 2009 was $651,593 and $1,115,848, respectively.  Minimum future rental income is as follows:

For the Periods Ending December 31,	Amount
2011	1,002,380
2012	626,520

Total	$1,628,900

Concentration
During the year ended December 31, 2010, the Company had sales to one customer in the amount of $920,382 at 11.1% of total sales.  As of December 31, 2009, accounts receivable from the customer was $71,435.

During the year ended December 31, 2009, the Company had sales to one customer in the amount of $1,815,786 at 20.8% of total sales.  As of December 31, 2009, accounts receivable from the customer was $208,510.

NOTE 20 - Subsequent Events

None