Form 10-Q
period 2011-03-31
Paneltech International Holdings, Inc.
filed 2011-05-18
CIK 1376502

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________

FORM 10-Q
__________
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2011, the Registrant had 54,481,022 shares of common stock outstanding.

PANELTECH INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 1.    Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31	December 31
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$29,781	$19,598
Accounts receivable, net	1,118,582	746,466
Inventories	1,874,350	1,623,016
Prepaid expenses and other current assets	74,847	32,349

Total Current Assets	3,097,560	2,421,429

PROPERTY AND EQUIPMENT, Net	1,781,047	1,839,527

OTHER ASSETS
Deferred loan costs	32,639	37,595
Intangible assets, net	180,000	186,750

Total Other Assets	212,639	224,345

TOTAL ASSETS	$5,091,246	$4,485,301

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
	March 31	December 31
	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Line of credit	$746,276	$570,062
Note payable -shareholder	375,000	375,000
Accounts payable	1,423,268	1,049,575
Accrued expenses and other current liabilities	669,810	452,134
Accrued dividends - Preferred Stock	268,412	215,152
Current maturities of long-term debt	421,291	410,332
Due to shareholders-current	450,961	450,961
Capital lease obligations	18,565	18,195

Total Current Liabilities	4,373,583	3,541,411

OTHER LIABILITIES
Long-term debt, less current maturities	1,486,472	1,599,118
Derivative obligation -warrants	92,913	92,913
Capital lease obligations, less current portion	1,617	6,402

Total Other Liabilities	1,581,002	1,698,433

TOTAL LIABILITIES	5,954,585	5,239,844

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $0.0001 par
value, 5,453,100 shares designated, 5,453,100
and 3,271,860 issued and outstanding respectively,
liquidation preference of $3,600,000.	2,273,608	2,131,053

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.0001 par value, 500,000,000
shares authorized, 54,481,022 and 54,481,022 shares
issued and outstanding respectively	5,448	5,448
Additional paid-in capital	(1,758,787)	(1,562,972)
Accumulated deficit	(1,383,608)	(1,328,072)

TOTAL STOCKHOLDERS DEFICIENCY	(3,136,947)	(2,885,596)

TOTAL LIABILITIES AND EQUITY	$5,091,246	$4,485,301

See accompanying notes to Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31

	2011	2010
	(Unaudited)	(Unaudited)

NET SALES	$2,431,071	$1,984,473

COST OF SALES	1,769,609	1,579,373

GROSS PROFIT	661,462	405,100

OPERATING EXPENSES	643,002	988,306

OPERATING PROFIT (LOSS)	18,460	(583,206)

OTHER EXPENSE
Gain on Sale of Asset	--	10,711
Interest Expense	(73,996)	(57,456)

NET LOSS BEFORE INCOME TAXES	(55,536)	(629,951)

Income Tax Benefit	--	217,000

NET LOSS	(55,536)	(412,951)

Preferred Stock Dividends	(53,260)	(49,626)
Preferred Stock Accretion	(142,555)	(104,747)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(251,351)	$(567,324)

Net loss per share to common
stockholders - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding
- basic and diluted	54,481,022	54,481,022

See accompanying notes to Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(55,536)	$(412,951)
Adjustments to reconcile net loss to net cash
cash provided by operating activities:
(Gain) disposal of property and equipment	--	(10,711)
Depreciation expense	62,361	76,225
Amortization expense	11,706	9,875
Provision for doubtful accounts	9,450	268
Changes in operating assets and liabilities:
Accounts receivable	(381,566)	(282,541)
Inventories	(251,334)	89,447
Prepaid expenses and other current assets	(42,498)	(26,060)
Accounts payable	373,693	567,701
Income taxes	--	(217,000)
Accrued expenses and other current liabilities	217,676	(79,954)

TOTAL ADJUSTMENTS	(512)	127,250

NET CASH USED IN OPERATING ACTIVITIES	(56,048)	(285,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,881)	(78,111)
Proceeds from sale of property and equipment	--	30,711

NET CASH USED IN INVESTING ACTIVITIES	$(3,881)	$(47,400)

See accompanying notes to Condensed Consolidated Financial Statements

PANELTECH INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	For the Three Months
	Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit	$176,214	$337,642
Repayment of notes payable	(101,687)	(1,274)
Payments on capital lease obligations	(4,415)	(4,075)

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,112	332,293

NET INCREASE (DECREASE) IN CASH	10,183	(808)

CASH - Beginning	19,598	4,121

CASH - Ending	$29,781	$3,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Interest	$57,749	$57,456
Taxes	$--	$--

Non-cash investing and financing activities:

Dividends on redeemable convertible preferred stock	$53,260	$49,626

Preferred stock accretion	$142,555	$104,747

Retirement of Treasury Stock	$-	$750,000

See accompanying notes to Condensed Consolidated Financial Statements

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

NOTE 2 -   Liquidity and Financial Condition

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit for which borrowings are based on a portion of eligible accounts receivable and inventory.  As described in this Note 2, the Company entered into a new line of credit with Anchor Mutual Savings Bank (“Anchor Bank”) on November 9, 2010, which will expire on November 15, 2011 (the “Anchor Line of Credit”).  The line of credit balance outstanding on March 31, 2011 and December 31, 2010 was $746,276 and $570,062, respectively.  The Company’s prior line of credit with Shorebank Pacific (“Shorebank”) expired on October 1, 2010 (the “Shorebank Line of Credit”).

The Shorebank Line of Credit consisted of a line of credit that, as a result of various change in terms agreements, was in the amount of $700,000 with an interest rate of 10.5%.  The advances under the Shorebank Line of Credit were determined based on rate of 75% of eligible accounts receivable and 25% of eligible inventory. The Shorebank Line of Credit was secured by accounts receivable, inventory, and equipment, and guaranteed by certain officers of the Company.  The Company entered into the Anchor Line of Credit on November 9, 2010.  The balance of the Shorebank Line of Credit was repaid using funds available under the Anchor Line of Credit on November 10, 2010.  After September 30, 2010 and before November 10, 2010, the Company financed its working capital needs with cash flows from operations.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 -   Liquidity and Financial Condition, continued

The Anchor Line of Credit, which was entered into on November 9, 2010, is in the amount of $1,000,000 with an initial interest rate of 7% and expires on November 15, 2011.  Under the Anchor Line of Credit, borrowing at any point in time is limited to 70% of eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  The Anchor Line of Credit is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.  The Company is subject to certain restrictive covenants under Anchor Line of Credit, including restrictions on the Company’s ability to pay dividends.

The Company has traditionally financed capital equipment with term loans and from working capital. On November 18, 2008, Anchor Bank granted the Company a construction loan for $1,819,000 for the purpose of plant expansion (the “Anchor Equipment Loan”). The Anchor Equipment Loan was funded as expenditures were made for the expansion. Because expected product demand did not materialize in 2010, the expansion project was postponed until additional demand developed. On October 1, 2010 the Anchor Equipment Loan was closed to additional borrowing and regular monthly amortization payments began on November 1, 2010. Pursuant to a Change of Terms Agreement dated June 30, 2010, which extended to conversion date for the Anchor Equipment Loan from July 15, 2010 to October 1, 2010, the Anchor Equipment Loan, was converted to a term loan on October 1, 2010. The total amount borrowed under this line of credit was $736,601 and the balance as of March 31, 2011 was $701,703.

On April 7, 2010, the Company entered into a Securities Purchase Agreement with an investor and raised $150,000 in an offering of the Company’s Series A Preferred Stock and warrants to purchase Common Stock (the “April Offering”). The terms of the April Offering were substantially the same as the terms of the Offering, which is described in greater detail in Note 13 below, closed on January 22, 2010. The Securities Purchase Agreement entered into in connection with the April Offering was in substantially the same form as the Securities Purchase Agreements entered into in connection with the Offering, and the Warrants issued in connection with the April Offering were the same as the Warrants issued in connection with the Offering. Under the terms of the April Offering’s Securities Purchase Agreement, the Company issued 272,655 shares of Series A Preferred Stock and granted 454,425 Warrants for a purchase price of $150,000. Under the conversion ratio in effect at the closing of the April Offering, each share of Preferred Stock is convertible into five shares of Common Stock. Each Warrant has an initial exercise price of $0.12 per share of Common Stock. The Warrants may be redeemed under certain circumstances.

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

NOTE 3 –  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Paneltech Products (including Paneltech Rainscreens, LLC).  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification
The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. GAAP.  The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Basis of Presentation and Summary of Significant Accounting Policies, continued

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

Impairment of Long-Lived Assets
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any long lived asset impairment charges in the three months ended March 31, 2011.

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

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Basis of Presentation and Summary of Significant Accounting Policies, continued

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The adoption of this pronouncement did not have any material impact on the Company’s financial position, results of operations and cash flows.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2011, we had no deposits in excess of federally insured limits. The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share
Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three months ended March 31, 2011 and 2010 excludes potentially dilutive securities, including warrants of 8,232,182 and 4,998,675 respectively, and Series A Preferred Stock of 3,271,860 and 2,999,205 shares respectively (each share of Series A Preferred Stock is currently convertible into 5,500 shares of Common Stock) outstanding as of March 31, 2011 because their inclusion would be anti-dilutive.

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

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications
Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications have no effect on previously reported income.

NOTE 4 -  Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Trade receivables	1,175,287	$793,720
Allowance for doubtful accounts	(56,705)	(47,254)

Accounts Receivable	$1,118,582	$746,466

The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 5 -  Inventories

Inventories consist of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Raw materials	$954,236	$982,983
Finished goods	920,114	640,033

	$1,874,350	$1,623,016

NOTE 6 -   Property and Equipment

Property and equipment consists of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Manufacturing equipment	$4,513,899	$4,510,019
Furniture and fixtures	95,450	95,450
Mobile equipment	293,081	293,081
	4,902,430	4,898,550
Less: accumulated depreciation and amortization	(3,121,383)	(3,059,023)

	$1,781,047	$1,839,527

Property and equipment, at March 31, 2011 and December 31, 2010, includes $80,450 of assets acquired under capital lease obligations. Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 amounted to $62,360 and $76,225, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 -  Intangible Assets

Below is a summary of intangible assets at March 31, 2011 and December 31, 2010:

	March 31, 2011 (Unaudited)			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Trade name
(10 year life)	$270,000	$(90,000)	$180,000	$270,000	$(83,250)	$186,750

Total amortization expense was $6,750 and $6,750 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8 -   Line of Credit

The Company’s Shorebank Line of Credit expired on October 1, 2010.  On November 9, 2010, the Company entered into the Anchor Line of Credit, which will expire on November 15, 2011.  The balance outstanding on the Anchor Line of Credit on March 31, 2011 and December 31, 2010 was $746,276 and $570,062, respectively.

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

Interest expense on the lines of credit was $16,757 and $19,696 for the years ended March 31, 2011 and 2010, respectively.

NOTE 9 -   Notes Payable-Shareholder

On December 23, 2009 the Company issued a promissory note (the “Collins Note”) in the amount of $375,000 in connection with the repurchase of shares of the Company from a former member of Paneltech LLC.  Prior to amendment on August 31, 2010, the Collins Note interest accrued at prime per annum (3.25% at December 31, 2010) and, prior to amendment on July 26, 2010, was due on or before July 31, 2010 with an outside maturity date of August 1, 2010.   On July 26, 2010, Collins and the Company amended the terms of the Collins Note to extend the due date to August 30, 2010 and the outside maturity date to August 31, 2010.  The Collins Note was again amended on September 16, 2010, at which time the terms of the Collins Note were amended to (a) extend the due date to December 31, 2011 and the outside maturity date to January 1, 2012; (b) change the interest rate to 7% effective as of July 1, 2010, require monthly minimum payments equal to the monthly interest starting in January, 2011; (c) grant Collins a security interest in the assets of the Company pursuant to a security agreement subordinate only to existing bank loans or a new line of credit not exceeding $1,000,000; and (d) require principle repayments equal to $187,500 in the case of a funding or asset sale event of less than $1,500,000 or $375,000 in the case of a funding or asset sale event of $1,500,000 or greater.  The security agreement contemplated by the September amendment was entered into on November 12, 2010.  Under the terms of the Collins Note, as amended, if the unpaid principal and accrued interest is not paid on or before December 31, 2011, the outstanding principal and accrued interest will be adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on January 1, 2012.  Prior to most recent amendment, if the unpaid principal and accrued interest was not paid on or before August 30, 2010, the outstanding principal and accrued interest would have been adjusted (as a penalty) to cause the principal amount of the note to be equal to $625,000 due and payable on August 31, 2010.

Interest expense on the Collins Note was $6,473 and $3,306 for the three months ended March 31, 2011 and 2010, respectively.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - Due to Shareholder

On December 18, 2009, Paneltech LLC issued promissory notes (the “Member Notes”) to six of its members in the aggregate of $450,961 in consideration for certain membership distributions that were owed to the members.  The Member Notes bear interest at 12% per annum and were due on February 23, 2011. The Member Notes are payable in twelve monthly installments including interest beginning March 23, 2010.  Management has elected to delay payments on these notes until the results of operations have improved enough to afford repayment.

	March 31, 2011 (Unaudited)	December 31, 2010
Due to shareholder	$450,961	$450,961
Less: current portion	(450,961)	(450,961)

Long-Term Portion	--	--

Interest expense on the Member Notes was $13,529 and $1,038 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 11 - Long Term Debt

	March 31, 2011 (Unaudited)	December 31, 2010
Note payable, due in monthly installments of $20,545, including interest at prime (3.25% at March 31, 2011), plus 1.5%, through May 2015.	$898,302	$943,759

Note payable, due in monthly installments of $4,010, including interest at prime (3.25% at March 31, 2011), plus 1.25%, and is secured by equipment. Matures February 10, 2016.	160,756	170,911

Note payable, due in monthly installments of $1,237, including interest at 8.00%, secured by inventory, equipment, and accounts receivable. Matures February 2012.	11,275	14,716

Note payable due in monthly installments of $8,089 with an imputed interest rate of 9.00%. Matures September 2012.	135,727	156,625

Note payable – the Anchor Equipment Loan, due in monthly installments of $11,258, including interest at 6.75% July 2017.	701,703	723,439

	1,907,763	2,009,450
Less: current portion	(421,291)	(410,332)

Long-Term Portion	$1,486,472	$1,599,118

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - Long Term Debt, continued

Future maturities of Notes Payable are as follows:

For the Period Ending March 31,	Amount
2012	$421,291
2013	391,410
2014	367,221
2015	374,237
2016	171,681
Thereafter	181,923
Total	$1,907,763

Interest expense for long term debt for the three months ended March 31, 2011 and 2010 was $36,723 and $23,898, respectively.

NOTE 12 - Capital Lease Obligations

On May 2, 2007, the Company entered into an equipment lease agreement with a leasing company for monthly installments of $1,628, with an annual interest rate of 8.77% secured by the related equipment.  The lease matures May 2012.

Future minimum lease payments under capital leases are as follows:

For the Periods Ending March 31,	Amount
2012	$18,565
2013	1,617
Total minimum lease payments	20,182
Less amount representing interest	(980)

Present value of minimum lease payments	$19,202

NOTE 13 - Redeemable Preferred Stock

Series A Convertible Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share, of which 5,453,100 shares have been designated Series A Convertible Preferred Stock ( “Series A Preferred Stock”).  There are currently 3,271,860 shares of Series A Preferred Stock issued and outstanding.

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

As the Company did not have any preferred stock issued and outstanding prior to closing on the Offering, the Series A Preferred Stock is the Company’s most senior equity security. As of March 31, 2011, there were 3,271,860 shares of Series A Preferred Stock issued and outstanding.

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

The actual earnings performance measure for 2010 was a loss of $727,756.  Since the difference between the actual performance and the threshold performance is greater than 100%, the calculation of the adjusted conversion price would be less than zero.  Delaware state law, which rules in regard to minimum stock values, limits the price of the common stock to no less than its par value.  At the conversion price equal to the stated par value of the Company’s common stock of $.0001 and as a result of adjustment provision, the holders of  the Series A Preferred  Stock may be entitled to receive additional shares in settlement.  Such shares if required to be issued, may only be issued if the Company has sufficient number of shares authorized.

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

Accordingly, the Company has classified conditionally redeemable preferred stock, which includes redemption rights, within the control of the holder (solely on the passage of time), as temporary equity.  Accordingly, the Company accretes the changes in redemption value of Series A Preferred Stock over the period from the date of issuance to the earliest redemption date of the instrument which is three (3) years using the effective interest method.  The Company recorded accretion of $142,555 and $101,741 for the three months ended March 31, 2011 and 2010, respectively.

Warrants Issued with Series A Convertible Preferred Stock
In connection with the Series A Convertible Preferred Stock purchase transaction, the Company issued an aggregate of 5,453,100 to purchase common stock at an exercise price of $0.12.

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - Redeemable Preferred Stock, continued

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants was determined using the Black Scholes model and as of March 31, 2011 and December 31, 2010 was $81,797 and $81,797, respectively.

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

The warrants have an expiration date of seven (7) years.  Since the warrants contain certain price protection features, whereby the exercise price may be lowered under certain circumstances, the Company recorded the fair value of these financial instruments as a derivative liability.  The fair value of these liabilities shall be re-measured at the end of each reporting period with the change in value reported in the statements of operations.  The fair value of the warrants was determined using the Black Scholes model and as of March 31, 2011 and December 31, 2010 was $11,116 and $11,116, respectively.

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

Common Stock Repurchase
On December 23, 2009, the Company entered into a stock repurchase agreement with a shareholder pursuant to which the Company purchased from the shareholder 13,772,550 shares of the Company’s Common Stock for a purchase price of $750,000.  These shares were reported as Treasury stock as of December 31, 2009, and were cancelled during the three months ended March 31, 2010.

NOTE 16 - Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011:

		Fair Value Measurements at March 31, 2011
	Total Carrying Value at March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$92,913	$--	$--	$92,913

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 - Fair Value Measurement, continued

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2011 (unaudited)	December 31, 2010
Beginning Balance	$(92,913)	$(99,974)

Net unrealized gain/loss on derivative financial Instruments	--	71,731
New derivative liabilities issued	--	(64,670)

Ending Balance	$(92,913)	$(92,913)

NOTE 17 - Related-Party Transactions

In 2009, the Company entered into a consulting arrangement with a stockholder of the Company to generate national and international sales.  The arrangement initially provided for monthly compensation of $16,666 plus reimbursement for travel expenses.  During 2010, the arrangement was changed to include only international sales and compensation was changed to a fixed monthly fee of $1,250 plus travel expenses plus a sales commission equal to 10% of the direct margin of international sales paid each month for sales during the prior month.  This arrangement extends from month to month.  Expense for this arrangement for the three months ended March 31, 2011 and 2010 was $7,528 and $50,000, respectively.

NOTE 18 – Income Taxes

Due to accumulated losses since the Merger on December 23, 2009, no income tax expense has been accrued to date including for the three months ended March 31, 2011.  Company has not recorded an income tax benefit because of uncertainty as to the Company’s ability to use the tax benefit in the future.

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

PANELTECH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Commitments, continued

During the three months ended March 31, 2011 and 2010, rental expenses under long-term lease obligations were $224,816 and $216,288 respectively.  Future obligations over the terms of the Company's long-term leases as of March 31, 2011 are as follows:

For the Periods Ending March 31,	Facility	Equipment	Total
2012	$132,799	$685,657	$818,456
2013	76,544	155,920	232,464
2014	76,380	--	76,380
2015	76,380	--	76,380

Total	$362,103	$841,577	$1,203,680

Leasing Activities
The Company leases railcars to customers under operating leases. These leases expire over the next two years. Currently, there are 201 log cars on lease, with rents ranging between $440 to $525 per car per month. Equipment under operating leases was $75,382 and $75,382 at March 31, 2011 and December 31, 2010, respectively, and is included in property and equipment in the accompanying consolidated balance sheet. Accumulated depreciation on equipment operating leases was $59,980 and $58,999 at March 31, 2011 and December 31, 2010, respectively.

Rent income received for the three months March 31, 2011 and 2010 was $235,423 and $165,041, respectively.  Minimum future rental income is as follows:

For the Periods Ending March 31,	Amount
2011	989,400
2012	275,550

Total	$1,264,950

Concentration
During the three months ended March 31, 2011, the Company had sales to one customer in the amount of $291,455 at 12.0% of total sales.  As of March 31, 2011, accounts receivable from the customer were $73,340.

During the three months ended March 31, 2010, the Company had sales to one customer in the amount of $213,092 at 10.7% of total sales.  As of March 31, 2010, accounts receivable from the customer were $174,778 and a note receivable from the customer was $134,661 for a total amount owed by the customer of $309,439.  The note was non-interest bearing requiring bi-weekly payments of $12,500.

NOTE 20 - Subsequent Events

The Company has evaluated subsequent events through the filing of its condensed consolidated financial statements with the SEC.

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

Recent Events

Changes in Logistics Assets

In March, May, and June, 2010, consistent with the Company’s strategy and plans to focus on its manufactured product lines, the Company sold its idle wood log carrying railcars and log loader for approximately $259,977.  These pieces of equipment have been idle since April 2009 following the downturn in the lumber market.  Despite the sale of this equipment, the Company’s railcar leases  providing wood log carrying railcars to customers recently increased from 111 cars to approximately 200 cars through the leasing of additional railcars to meet customer demand.

 New Line of Credit

On November 9, 2010, the Company entered into a new line of credit with Anchor Bank, in the amount of $1,000,000 with an initial interest rate of 7% (the Anchor Line of Credit).  The Anchor Line of Credit, which expires on November 15, 2011, is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company.  Borrowing at any point in time is limited to 70% of the Company’s eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  On November 10, 2010, the balance of the Shorebank Line of Credit was paid off using funds made available under the Anchor Line of Credit.

Company Overview

Merger

On December 23, 2009, Paneltech LLC merged with and into Paneltech Products, a wholly owned subsidiary of the Company (the “Merger”), to become the Company’s principal operating business, which is referred to in this Quarterly Report on Form 10-Q as the “Paneltech Business.”  In order to better reflect the Company’s new principal business, the Company changed its name from Charleston Basics, Inc. to Paneltech International Holdings, Inc.  Prior to the Merger, the Company’s principal operating business was the sale of outdoor camping goods, survival products and tactical gear, referred to in this Quarterly Report as the “Pre-Merger Business.”  Immediately following the Merger, the Company sold all of its assets relating to this Pre-Merger Business to Cambridge, an entity controlled by Mr. Lieber, a former CEO and current shareholder of the Company.

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

The Company

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

Logistics – Rail car leasing.  Although recent activity has increased, it is the long term plan of the Company to focus on the business units discussed above and phase out of the logistics unit as the leases for the railcars are terminated.

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues for the three months ended March 31, 2011 were $2,431,071, representing an increase of $446,598, or 23%, compared to $1,984,473 for the same period in 2010.  Fortrex sales for the three months ended March 31, 2011 were $75,986 compared to sales of $111,949 for sales for 2010, representing a decline of $35,963, or 32%.  During the three months ended March 31, 2011 and the comparable period in 2010, the Company did not have any large Fortrex project awards and the orders that were received were uneven in terms of timing and amount.  Paperstone revenue declined to $795,193 in the three months ended March 31, 2011 from $834,902 for 2010, representing a decline of $39,709, or 5% from the comparable period in 2010.  This decline was primarily due to national economic stimulus efforts that stimulated PaperStone sales during three months ended March 31, 2010.  Revenue from the Overlays unit grew to $1,320,434 for the three months ended March 31, 2011 compared to revenue of $862,313 for 2010, representing an increase of $458,121, or 53%, from the comparable period in 2010.  The increase in Overlays shipments was primarily due to the capture of market share from a competitor who had recently emerged from Chapter 11.

Gross profit increased to $661,462 for the three months ended March 31, 2011 from $405,100 for the same period in 2010, representing an increase of $256,362, or 63%.  Gross profit percent for the three months ended March 31, 2011 was 27% and for the comparable period in 2010 was 20%.  The increase was caused by higher Overlay sales volume in 2011, an Overlay price increase in April of 2010, and the mid-2010 reduction of costs associated with idle railcars.

Operating expenses for the three months ended March 31, 2011 decreased by $345,304, or 35%, to $643,002, compared to $988,306 for the same period in 2010.  Of the decrease, $216,000 was due to higher professional fees in 2010, including accounting, legal and consulting services related to the Merger and changes associated with it.  The remainder of the decrease is the result of the reduction of three salaried employees and a reduction of fees associated with our international sales agent.

As of March 31, 2011, the Company’s line of credit maximum limit under the Anchor Line of Credit was $1,000,000 and was further limited to the eligible accounts receivable and inventory.  As of March 31, 2011, the amount available to the Company, over the amount borrowed, was $253,724.

The accounts receivable balance was $1,118,582 as of March 31, 2011and $746,466 on December 31, 2010.

During the three months ended March 31, 2011, the Company had sales to one customer in the amount of $291,455 at 12.0% of total sales.  As of March 31, 2011, accounts receivable from the customer were $81,713.

During the three months ended March 31, 2010, the Company had sales to one customer in the amount of $213,092 at 10.7% of total sales.  As of March 31, 2010, accounts receivable from the customer were $174,778 and a note receivable from the customer was $134,661 for a total amount owed by the customer of $309,439.  The note was non-interest bearing requiring bi-weekly payments of $12,500.

The inventory balance was $1,874,350 on March 31, 2011 and $1,623,016 on December 31, 2010.

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

In 2009, military ballistic spending was disrupted by the change in administration following the 2008 elections and the new administration’s efforts to refocus attention from Iraq to Afghanistan.  In 2010, new projects were awarded that required significant volumes of hard armor and, while the Company was successful in obtaining a modest order, most of the material was produced by others using material and/or technology that was not available to the Company.  A new armor product has been developed by one of the Company’s customers that takes advantage of the Company’s unique production system and one of the Company’s proprietary resin systems.  This product is in the final stages of qualification (although there can be no assurances qualification will be achieved) for the MRAP retrofits which are slated to start mid-2011.

The Company continues to receive small Fortrex monthly orders and there is increasing interest in the infrastructure protection panel market.  This is a large market but certain of our competitors have process cost advantages.  Nevertheless, the demand may exceed the capacity of the lower cost competitors.  If the Company is successful in obtaining large contracts (although there can be no assurances), this business may exceed the Company’s ballistics capacity by mid-2011.  Should this occur, the Company has the equipment required for an additional treater line but would need to acquire financing to complete installation.

Liquidity and Capital Resources

The Company has traditionally financed its working capital needs with cash flows from operations and borrowings under a line of credit for which borrowings are based on a portion of eligible accounts receivable and inventory.  Up until October 1, 2010, the Company had a line of credit with Shorebank which expired on October 1, 2010 (the Shorebank Line of Credit).  The balance of the Shorebank Line of Credit was paid off using funds made available under a new line of credit that the Company entered into with Anchor Bank on November 9, 2010 (the Anchor Line of Credit).  The Anchor Line of Credit expires on November 15, 2011.

The Anchor Line of Credit, entered into on November 9, 2010, is in the amount of $1,000,000 with an initial interest rate of 7%.  Borrowing at any point in time is limited to 70% of eligible accounts receivable and 50% of inventory subject to an inventory borrowing sublimit of $400,000.  The Anchor Line of Credit is secured by accounts receivable, inventory, and equipment and guaranteed by the Company’s subsidiary, Paneltech Products, and certain officers of the Company including Messrs. Nott and Olmstead.  The Company is subject to certain restrictive covenants under Anchor Line of Credit, including restrictions on the Company’s ability to pay dividends.

The Company has the following term loan agreements with Anchor Bank including the Anchor Equipment Loan described in Note 2 of the Notes to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q:

1.
Loan Agreement entered into on January 22, 2007, having an original principal balance of $61,000. As of March 31, 2011, the outstanding principal balance was $11,275.  Interest accrues at a rate of 8.0% per annum.

2.
Loan Agreement entered into on February 2, 2006, having an original principal balance of $320,000. As of March 31, 2011,  the outstanding principal balance was $160,756.  Interest accrues at a rate per annum of 1.25% above the prime rate.

3.
Anchor Equipment Loan Agreement converted to term on October 1, 2010, having an original principal balance of $736,601.  As of March 31, 2011, the outstanding principal balance was $701,703.  Interest accrues at a rate of 6.75% per annum.

4.
Loan Agreement entered into on April 22, 2005, having an original principal balance of $1,750,000. As of March 31, 2011, the outstanding principal balance was $898,302.  Interest accrues at a rate per annum of 1.5% above the prime rate.

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

The L.D. Nott Company is an entity controlled by Leroy Nott, the Company’s President and CEO.  The SORB Management Corporation is an entity controlled by Scott Olmstead, the Company’s CFO and Secretary.  Ron Iff and Chris Wentworth are employees of the Company.  Andrew R.G. Wilson is currently engaged as a consultant for Paneltech Products.  Such promissory notes are payable in 12 monthly installments commencing March 23, 2010, and as of that date, have begun accruing interest at 12% per annum.  As of March 31, 2011, no payments have been made on the Member Notes as payments have been deferred until liquidity improves.

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

The Company is uncertain about the general direction of economic or political trends that may affect the Company’s growth plans.  The Company’s Overlays and Logistics business units are heavily dependent on construction trends which the Company anticipates will strengthen only modestly in 2011.  The Company’s Paperstone product is a specialty product that has many applications outside of construction.  As Paperstone has a very small market share of the solid surfaces market, the Company believes its new distribution strategies could lead to increased sales, even in a depressed economy.  Fortrex revenue can be impacted by military purchasing trends, which could be directed towards other armor solutions that the Company does not currently participate in or could be impacted by political trends, which are beyond the control of the Company.

While the Company does not currently anticipate that demand for its products will exceed its current production capacity during 2011, the Company cannot be certain that it will have the additional funds available to complete the planned installation of second saturator/coater, which have already been acquired, if the Company unexpectedly receives unusually large orders that exceed the Company’s capacity and projections for 2011.

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

The Company cannot be sure that it will collect all of its accounts receivable.  While most of the accounts are current, several customers are liquidity challenged and their accounts are being closely monitored by the Company.  One customer sold their assets in January, 2011 and informed the Company that $29,655 of its accounts receivable will not be paid.  The reserve for bad debts was increased as of December 31, 2010 to cover this probability.  The Company is in discussions with another customer regarding unpaid accounts.

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

Impairment of Long-Lived Assets

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists.  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets may not be recoverable.  When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows.  If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  The Company did not recognize any intangible asset impairment charges in the three months ended March 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits.  As of March 31, 2011, we had no deposits in excess of federally insured limits.  The Company believes that the financial institutions that hold our deposits are financially secure and therefore pose minimal credit risk.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three months ended March 31, 2011 and 2010 excludes potentially dilutive securities, including warrants of 8,232,182 and 4,998,675 respectively, and Series A Preferred Stock of 3,271,860 and 2,999,205 shares respectively (each share of Series A Preferred Stock is currently convertible into 5,500 shares of Common Stock) outstanding as of March 31, 2011 because their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effect on the Company’s Condensed Consolidated Financial Position and Results of Operations.

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

Information regarding market and industry statistics contained in this Quarterly Report is included based on information available to us that we believe is accurate.  Forecasts and other forward-looking information obtained from this available information are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made.  We do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

See discussion of the Default under the heading Liquidity and Capital Resources in Item 2 of this Quarterly Report.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANELTECH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Leroy D. Nott
	Name:	Leroy D. Nott
	Title:	Chief Executive Officer
	Date:	May 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leroy D. Nott	Chief Executive Officer, President and Director (Principal Executive Officer)	May 18, 2011
Leroy D. Nott

/s/ Scott D. Olmstead	Chief Financial Officer, Secretary and Director (Principal Financial Officer and Chief Accounting Officer)	May 18, 2011
Scott D. Olmstead